Form 10QSB
period 2000-03-31
FUTURE CARZ COM INC
filed 2000-05-15
CIK 1103546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Future Carz.com, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0431029 (I.R.S. Employer Identification No.)
12624 Carmel Country Road, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
(619) 669-8900 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,328,087

FUTURE CARZ.COM, INC.
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000 and December 31, 1999	5
Income Statement for the Quarter Ended March 31, 2000; the period July 13, 1999 (Inception) to December 31, 1999 and the period July 13, 1999 (Date of Inception) to March 31, 2000.	6
Statement of Cash Flows for the Quarter Ended March 31, 2000; the period July 13, 1999 (Inception) to December 31, 1999 and the period from July 13, 1999 (Date of Inception) to March 31, 2000.	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Future Carz.com, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Future Carz.com, Inc. as of March 31, 2000 and December 31, 1999 and the related statements of income, shareholder's equity, and cash flows for the three-month ended March 31, 2000, the period July 13, 1999 (Date of Inception) to December 31, 1999 and July 13, 1999 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/G. Brad Beckstead, CPA

May 15, 2000
Las Vegas, Nevada
License #2701

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Future Carz.com, Inc.
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

	UNAUDITED For the Quarter Ended March 31, 2000	AUDITED For the Year Ended December 31, 1999

Cash	$ 779	$ 5,082

Equipment, net	8,049	8,473

Web development, net	18,667	19,667

Total Assets	$ 27,495	$ 33,222

Liabilities and Stockholders' Equity

Loan from shareholder	2,000	-0-

Subscription refund	375	375

Total Liabilities	$ 2,375	$ 375

Common stock, $0.001 par value, 20,000,000 shares authorized; 5,328,087 shares issued and outstanding at 3/31/00 and 12/31/99, respectively	5,328	5,328

Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at 3/31/00 and 12/31/99, respectively	-0-	-0-

Additional paid-in capital	65,076	65,076

Deficit accumulated during Development stage	(45,284)	(37,557)

Total Stockholders' Equity	25,120	32,846

Total Liabilities and Stockholders' Equity	$ 27,495	$ 33,222

See accompanying "Accountant's Review Report" and footnotes.

Future Carz.com, Inc.
(A Development Stage Company)

Income Statement
for the Quarter Ended March 31, 2000,
the period July 13, 1999 (Inception) to December 31, 1999
and the period July 13, 1999 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Period July 13, 1999 (Inception) to December 31, 1999	Period July 13, 1999 (Inception) to March 31, 2000

Revenue	$ -0-	$ -0-	$ -0-

General and administrative expenses	6,303	36,674	42,977

Marketing	-0-	550	550

Depreciation and amortization	1,424	333	1,757

Net income or (loss)	$ (7,727)	$ (37,557)	$ (45,284)

Weighted average number of common shares outstanding	5,328,087	4,332,022	5,118,389

Net income per share	$ -0-	$ -0-	$ -0-

See accompanying "Accountant's Review Report" and footnotes.

Future Carz.com, Inc.
(A Development Stage Company)

Statement of Cash Flows
for the Quarter Ended March 31, 2000,
the Period July 13, 1999 (Inception) to December 31, 1999
and the period July 13, 1999 (Date of Inception) to March 31, 2000

UNAUDITED

	Quarter Ended March 31, 2000	Period July 13, 1999 (Inception) to December 31, 1999	For the period July 13, 1999 (Inception) to March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,727)	$ (37,557)	$ (45,284)
Increase in loan from shareholder	2,000	-0-	2,000
Increase in subscriptions refunded	-0-	375	375
Increase in equipment, net	-0-	(8,473)	(8,473)
Increase in web development, net	-0-	(19,667)	(19,667)
Decrease in equipment, net	424	-0-	424
Decrease in web development, net	1,000	-0-	1,000

Net cash used by operating activities	$ (4,303)	$ (65,322)	$ (69,625)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	$ -0-	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-0-	5,328	5,328

Additional paid-in capital	-0-	65,076	65,076

Net cash provided by financing activities	$ -0-	$ 70,404	$ 70,404

Beginning cash	$ 5,082	$ -0-	$ -0-

Ending cash	$ 779	$ 5,082	$ 779

NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

See accompanying "Accountant's Review Report" and footnotes

Future Carz.com, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

Note 1 - History and organization of the company

The Company was organized July 13, 1999 (Date of Inception) under the laws of the State of Nevada, as Future Carz.com, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

Reporting in the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for its fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Website development

Website development costs are totaling $20,000 are capitalized and amortized over a period of 60 months from December 1, 1999 through November 30, 2004. The accumulated amortization as of March 31, 2000 is $1,333.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation. Equipment acquired in December 1999 totaling $8,473 is capitalized and depreciated over a period of 60 months from January 1, 2000 through December 31, 2004. The accumulated depreciation as of March 31, 2000 is $424.

Year end

The Company has adopted December 31 as its fiscal year end.

Future Carz.com, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On July 29, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock to a shareholder in exchange for cash.

On November 30, 1999, the Company issued 1,328,087 shares of its $0.001 par value common stock to shareholders in exchange for cash of $56,145 and in exchange for services rendered of $10,259. Of the total amount, $1,328 is considered common stock and $65,076 is additional paid in capital.

There have been no other issuances of common stock and/or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. However, the Company has not commenced its planned principal operations. Additionally the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director / shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Management's Discussion and Plan of Operation

General

The Company is a developmental stage company with a principal business objective to provide automobile information and purchasing services via the Internet to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, the Company seeks to offer services to enable consumers to purchase automotive-related products and services such as insurance, financing and automobile parts.

The Company currently operates a web site at www.futurecarz.com, where visitors are able to search for automobile-related information and services. The Company is enrolled in an affiliate program, through which it receives remuneration for referrals to other automotive web site. Remuneration is based upon the following factors: (i) the level of traffic directed to affiliates, (ii) the number of price inquiries submitted and (iii) the number of sales realized as a result of referrals. The Company, however, has limited operating history, and must be considered a developmental stage company. Future operations are dependent upon management's ability to attract and retain users, of which there can be no assurance. Management must, among other things, develop and market the Company's vehicle information and purchasing services.

Results of Operations

The Company has not generated any revenues since its inception. The Company has limited operating history. The Company was organized on July 13, 1999. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and web site operations and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team, developed a web site at www.futurecarz.com and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On July 29, 1999, the Company issued 4,000,000 shares of its $0.001 par value common shares for cash. On November 30, 1999, the Company issued 1,328,087 shares of its common stock for cash of $56,145 and in exchange for services rendered of $10,259. Of the total amount, $1,328 is considered common stock and $65,076 is additional paid-in capital.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3(1)	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed July 13, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted July 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of Future Carz.com, Inc. ending March 31, 2000

(1) These exhibits are hereby incorporated by reference to the Company's previous SEC filings.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future Carz.com, Inc.
(Registrant)

Date: May 15, 2000

By:/s/ Hal Crawford

Hal Crawford, President