Form 10QSB
period 2000-06-30
FUTURE CARZ COM INC
filed 2000-08-14
CIK 1103546

TABLE OF CONTENTS





                                                          Page

Independent Accountant's Review Report                    1

Balance Sheet                                             2

Statement of Operations                                   3

Statement of Cash Flows                                   4

Footnotes                                                 5


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Future Carz.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Future Carz.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and for the period July 13, 1999 (Inception) to June 30, 2000, and cash flows for the six months ending June 30, 2000 and for the period July 13, 1999 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Future Carz.com, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period July 13, 1999 (Inception) to December 31,
1999 (not presented herein) and in my report dated April 17, 2000, I expressed an unqualified opinion on those financial statements.


/s/G. Brad Beckstead, CPA

August 9, 2000




                      Future Carz.com, Inc.
                  (a Development Stage Company)

                          Balance Sheet

               June 30, 2000 and December 31, 1999

                                          (unaudited)
                                           June 30,     December
                                                          31,
                                             2000         1999
Assets

Current assets:
Cash                                         220         5,082
Total current assets                         220         5,082

Fixed assets:
Office equipment                            8,473        8,473
Less accumulated depreciation               (847)          -
Total fixed assets                          7,626        8,473

Other assets:
Website development                         20,000       20,000
Less accumulated amortization              (2,000)       (333)
Total other assets                          18,000       19,667

Total Assets                                25,846       33,222

Liabilities and Stockholders' Equity

Current liabilities
Subscription refund                          375          375
Loan from stockholder                       2,000          -
Total current liabilities                   2,375         375

Long-term liabilities                         -            -

Total liabilities                           2,375         375

Stockholders' Equity:
Preferred stock, $0.001 par value,
5,000,000
shares authorized, zero shares issued and
outstanding                                   -            -
Common stock, $0.001 par value,
20,000,000
shares authorized, 5,328,087 shares
issued and
outstanding                                 5,328        5,328
Additional paid-in capital                  65,076       65,076
Deficit accumulated during development     (46,933)     (37,557)
stage
Total stockholders' equity                  23,471       32,847

Total Liabilities and Stockholders'         25,846       33,222
Equity



                     Future Carz.com, Inc.
                 (a Development Stage Company)
                    Statement of Operations
                          (unaudited)
    For the Three Months and Six Months Ending June 30, 2000
 and For the Period July 13, 1999 (Inception) to June 30, 2000

                        Three Months   Six Months    July 13,
                                                       1999
                           Ending        Ending     (Inception)
                                                        to
                          June 30,      June, 30     June 30,
                            2000          2000         2000


Revenue                      -             -             -

Expenses:
Advertising
Amortization expense        667          1,667         2,000
Depreciation expenses       424           847           847
General and                 558          6,862        44,086
administrative
expenses
Total expenses             1,649         9,376        46,933

Net loss                  (1,649)       (9,376)      (46,933)

Weighted average
number of
common shares            5,328,087     5,328,087     5,328,087
outstanding

Net loss per share           -             -             -


                      Future Carz.com, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows
                           (unaudited)
             For the Six Months Ending June 30, 2000
  and For the Period July 13, 1999 (Inception) to June 30, 2000

                                          Six Months    July 13,
                                                          1999
                                            Ending    (Inception)
                                                           to
                                           June 30,     June 30,
                                             2000         2000
Cash flows from operating activities
Net loss                                   (9,376)      (46,933)
Adjustments to reconcile net income to
net cash used
by operating activities:
Amortization expense                        1,667        2,000
Depreciation expense                         847          847
Common stock issued for services                         10,259
provided
Increase (decrease) in:
Subscription refund                           -           375
Loan from stockholder                       2,000        2,000
Net cash used by operating activities      (4,862)      (31,452)

Cash flows from investing activities
Purchase of fixed assets                      -         (8,473)
Development of website                        -         (20,000)
Net cash provided (used) by investing         -         (28,473)
activities

Cash flows from financing activities
Issuance of common stock                      -          60,145
Net cash provided by financing                -          60,145
activities

Net (decrease) increase in cash            (4,862)        220
Cash - beginning                            5,082          -
Cash - ending                                220          220

Supplemental disclosures:
Interest paid                                 -            -
Income taxes paid                             -            -
Non-cash investing and financing
activities:
 Common stock issued for services             -          10,259
provided

                     Future Carz.com,, Inc.
                Footnotes to Financial Statements

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

Estimates

 The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ form those estimates.

Cash and equivalents

 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

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

Loss per share

 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have
 resulted   if  dilutive  common  stock  equivalents   had   been
 converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

Dividends

 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Website development

 Website  development costs are amortized over  a  period  of  60 months using the straight-line method.

Equipment

 The cost of equipment is depreciated over the estimated useful life of the equipment of five years utilizing the straight-line method of depreciation.

Year end

 The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' equity

The  Company is authorized to issue 20,000,000 shares  of  $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On  July  29,  1999, the Company issued 4,000,000 shares  of  its
$0.001 par value common stock to a shareholder in exchange for cash.

On November 30, 1999, the Company issued 1,328,087 shares of its $0.001 par value common stock to shareholders in exchange for cash of $56,145 and in exchange for services rendered of $10,259. Of the total amount, $1,328 is considered common stock and $65,076 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company does not have significant cash or other assets readily convertible to cash nor does it an established source of revenue sufficient to cover its operating costs. Until that time, the officers have committed to make cash advances to the Company to cover its operating costs. The cash advances do not bear any interest.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director/shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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



       Item 2. Management's Discussion and Plan of Operation

General

Future Carz.com, Inc. (the "Company") is a developmental stage company with a principal business objective to provide automobile information and purchasing services via the Internet to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, the Company seeks to offer services to enable consumers to purchase automotive-related products and services such as insurance, financing, extended warranties, and automobile parts.

The Company currently operates a web site at www.futurecarz.com, where visitors can search for automobile-related information and services from the privacy of their home or office. Future Carz.com, Inc. believes its process will insulate consumers from unpleasant price negotiations by requiring member dealers to provide a competitive, firm, upfront price to consumers. Using the www.futurecarz.com web site allows consumers to obtain access to a wide range of comprehensive, up-to-date information about vehicle models, options and dealer costs at no charge. Information such as vehicle specifications, Kelly Blue Book pre-owned vehicle values and automobile reviews will be aggregated in a central location, providing consumers with an objective, convenient means to make an informed purchase decision.

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

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On July 29, 1999, the Company issued 4,000,000 shares of its $0.001 par value common shares for cash. On November 30, 1999, the Company issued 1,328,087 shares of its common stock for cash of $56,145 and in exchange for services rendered of $10,259. Of the total amount, $1,328 is considered common stock and $65,076 is additional paid-in capital.
The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.
                    PART II - OTHER INFORMATION
                         Item 6. Exhibits
Exhibit  Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

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

  23         Consent of Experts and Counsel

                      Consents of independent public accountants

  27         Financial Data Schedule

                       Financial Data Schedule of Future Carz.com, Inc. ending June 30, 2000

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Future Carz.com, Inc.
                           (Registrant)

Date: August 11, 2000

By:/s/ Hal Crawford

Hal Crawford, President