Form 10KSB
period 1999-12-31
FUTURE CARZ COM INC
filed 2000-08-24
CIK 1103546

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                    ------------------------

                           Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from __________ to  __________

                 Commission File Number 0-29435

                      Future Carz.com, Inc.
     (Exact Name of Registrant as Specified in its Charter)

          Nevada                   88-0431029
     (State or other            (I.R.S. employer
     jurisdiction of         identification number)
     incorporation or
      organization)

12624 Carmel Country Road, #82
      San Diego, CA                  92130
  (Address of principal            (Zip code)
    executive offices)

 Registrant's Telephone Number, Including Area Code: (619) 699-8900

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,328,087 issued and outstanding as of December 31,1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Company's stock is not, and has not, been traded or  quoted.
Therefore, there is no way to ascertain a market value for the stock.

The  number of shares of Common Stock outstanding as of  December
31, 1999 was 5,777,208.

                    ------------------------

               DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                    ------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1.  BUSINESS.

General

Future Carz.com, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is a developmental stage company with a principal business objective to provide automobile information and purchasing services via the Internet to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, the Company seeks to offer services to enable consumers to purchase automotive-related products and services such as insurance, financing and automobile parts.

The Company currently operates a web site at www.futurecarz.com, where visitors are able to search for automobile-related information and services. The Company is enrolled in an affiliate program, through which it receives remuneration for referrals to other automotive web sites. Remuneration is based upon the following factors: (1) the level of traffic directed to affiliates, (2) the number of price inquiries submitted and (3) the number of sales realized as a result of referrals. The Company, however, has limited operating history, and must be considered a developmental stage company. Future operations are dependent upon management's ability to attract and retain users, of which there can be no assurance. Management must, among other things, develop and market the Company's vehicle information and purchasing services.

Industry Background

The market for cars and lightweight trucks ("vehicles") and related products and services has served to make the automobile industry one of the largest in the world. Despite its size and impact, the new and pre-owned vehicle market utilizes a distribution infrastructure that is fragmented and inefficient for both consumers and dealers. The Company believes that a combination of the competitive dealership landscape and a salesperson compensation system based on sales dollar volume rather than sales unit volume has contributed to an unpleasant buying experience for consumers and a decline in profit margins for dealers. As a result, consumers often perceive dealerships as pressure-filled environments where they must make purchase decisions with incomplete information. Further, when purchasing pre-owned vehicles as compared to new vehicles, consumers are confronted with vehicles that have unique prices, accessories, mileage, history of use and maintenance records. The higher profit contribution to the dealer from the sale of a pre-owned vehicle, as compared to that of a new vehicle, further increases the pressure for the dealer to complete a sale and often makes the process more difficult for the consumer. In addition, consumers historically have not had access to competitively priced automotive-related products and services in a single centralized location.

The Online Automotive Opportunity

The Company believes that, like other industries, vehicle manufacturers, dealers and vendors of related products and services increasingly desire to use the Internet to improve consumer interaction, information management and sales. However, to benefit from the Internet opportunity, dealers, vehicle manufacturers and related vendors must address the need for sophisticated Web site development and maintenance, increased demand for electronic consumer interaction and support and integration of their Web sites with existing internal systems. For consumers, while the Internet substantially increases the amount of information available for researching and evaluating automotive purchase decisions, this information is often widely dispersed and typically not aggregated at a central, organized source. In addition, a large portion of this information is located on automotive manufacturers' own Web sites, which the Company believes frequently do not provide complete or unbiased content.

The Future Carz.com Solution

Future Carz seeks to provide consumers with automotive-related information and services via the Internet. The Company's principal objective is to allow consumers to research information about vehicle models, options and dealer costs to be able to make informed purchase decisions. The Company believes that consumers have traditionally been dependent upon dealers and third-party vendors for such information. The Company has entered into, and seeks to continue to pursue, affiliate programs to deliver vehicle-related information and commerce services to consumers.

Visitors to the Company's web site will be given the opportunity to search for information regarding new or used car prices and specifications, vehicle parts, automotive auctions and vehicle insurance. Based upon a user's selected interest, they will connect to an affiliate, where consumers will be provided with the requested information or service.

The Company intends to invest in the enhancement of current operations and the development of future service offerings. The market for vehicle information and purchasing services is fragmented, rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can conduct operations at a relatively low cost. The Company anticipates competing with (1) various online companies that provide similar services as those of the Company, (2) individuals who are knowledgeable of the procedures and processes to negotiate automobile purchases, and (3) traditional media companies that compile, from third-parties, or develop, internally, independent proprietary automobile information.


Strategy

The Company's objective is to provide vehicle information and purchasing services to consumers over the World Wide Web. The Company currently operates a web site (www.futurecarz.com) through which consumers are able to research vehicles they are interested in purchasing and subsequently submit pricing inquiries to member automobile dealerships. The Company intends to market its services through the use of Internet banner advertising, initially, and radio or television commercials and print materials within the next twelve (12) to twenty-four (24) months. In addition, the Company presently engages Internet portal sites and search engines, as well as linking and affiliate programs, to increase awareness of the Company's services.

Utilize Technology to Maximize Business Impact

The Company intends to utilize the unique efficiencies of the Internet to (1) personalize the vehicle purchasing experience by delivering information the consumer desires, (2) educate consumers about various vehicle makes and models and (3) capitalize on the economic advantages of lower overhead and increased geographic coverage relative to traditional automobile information providers. The Company's success will depend, in part, on its ability to enhance existing services and develop new services both internally, through research and development, and externally via third-party license or purchase agreements. If the Company were unable to adapt to changing market conditions, merchant requirements or emerging industry standards, its business would be materially adversely affected.

Performance-Based Affiliate Program

The  Company  has  entered  into affiliate  programs  to  deliver automobile-related services. The Company expects to receive monetary compensation based upon the level of traffic it directs to affiliates, the number of price quotes requested by referred visitors and the number of purchases by referred visitors, all of which are monitored and recorded by independent third-party administrators. The Company's current programs are intended to be non-exclusive and may be terminated at the discretion of either party, and management therefore does not anticipate that these programs will prevent the Company from entering into further affiliate programs with other online sources. In addition, the Company may seek to enter into affiliate programs whereby it would provide monetary compensation to web sites that direct traffic to the Future Carz web site, with the goal of increasing brand awareness. Future Carz depends on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on the Company's operations.

Pursue Strategic Alliances

The Company may pursue strategic alliances with partners who have established operations. The Company believes that these joint venture relationships, if successful, will allow the Company to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase the Company's revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

Competition

The Company's vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. Therefore, the Company is affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites is expected to increase significantly in the future. The Company's business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based commercial entity, Management must significantly increase awareness of the Company's services and brand name. Failure to achieve these objectives could cause the Company's revenues to decline and would have a material adverse effect on its business, results of operations and financial condition.

The Company competes with other entities, which maintain similar commercial Web sites including Autoweb.com, Autobytel.com, Cendant Membership Service, Inc.'s AutoVantage, Microsoft Corporation's Carpoint and Stoneage Corporation. Republic Industries, Inc., a large consolidator of dealers, has announced its intention to launch a Web site for marketing vehicles. The Company also competes indirectly against vehicle brokerage firms and affinity program offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services, such as General Motors Corporation's BuyPower. The Company also competes with vehicle insurers, lenders and lessors as well as other dealers that are not expected to be part of the Company's dealer network. Such companies may already maintain or may introduce Web sites, which compete with the Company's.
Management believes that the principal competitive factors in the online market are: brand recognition, speed and quality of fulfillment, variety of value-added services, ease of use, customer satisfaction, quality of service and technical expertise.

There can be no assurance that the Company will be able to compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect the Company's business, results of operations and financial condition.

Government Regulation

A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose the Company to liability, and/or require substantial modification of the Company's products and services, and thereby have a material adverse effect on the Company's business, results of operations and financial condition.

It is unclear how the various states will interpret the existing laws regarding the Company's business. In the event that individual states' regulatory requirements change or additional requirements are imposed on the Company, Management may be required to modify aspects of the Company's business in those states in a manner that might undermine the attractiveness of the Future Carz purchase process to consumers, automotive-related vendors or advertisers or require the Company to terminate operations in that state, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Proprietary Rights

The Company believes that its success is dependent in part on its ability to establish a recognizable brand image. Management intends to rely primarily on trade secret, trademark and copyright laws, treaties and contractual agreements to establish and protect its potential proprietary rights. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of its proprietary rights or that the Company's competitors will not independently develop methods or operations that are substantially equivalent or superior to the Company's.

Policing unauthorized use of the Company's proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that certain of the Company's processes or features violates a patent. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

Employees

The  Company  presently  has  one full  time  and  one  part-time
employee.   The Company's employees are currently not represented
by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The name, age and position of the Company's directors and executive officers are as follows:

                 Name            Age            Position

             Hal Crawford         42      President, Treasurer
                                              and Director

           Denise Crawford        40     Secretary and Director

Hal B. Crawford, President, Treasurer and Director - Mr. Crawford has been involved in the automotive sales industry for nearly a decade. His professional experience began as a salesperson with Carlsbad Volvo, where Mr. Crawford directed sales, consisting of product demonstrations and negotiation of sales prices. In 1993, Mr. Crawford took the position of assistant sales manager at
Acura Mission Viejo, where he assisted in inventory control as well as working with the sales team and finance department. In 1995, he completed training at the Acura Customer Development Program. Later that same year, Mr. Crawford accepted a position at B.M.W. of San Diego as a Fleet Manager, handling fleet sales for automobile brokers as well as auto rental agencies. In 1999, he completed the B.M.W. Competitive Selling Skills Workshop.

Denise Crawford, Secretary and Director - Denise Crawford has been involved in the business marketing industry for 20 years. While in the property management field for about 12 years, she negotiated real estate transactions, as well as organized construction projects to bring residential real estate up to code to be used as rental property. During the last seven years, Mrs. Crawford has gained experience in public relations and marketing in San Diego's political and business arena. While working with two different ground transportation companies, she gave presentations to corporations, developed advertising ideas, as well as negotiating contracts. At present, Mrs. Crawford is working for the City of San Diego with the city council. Her current responsibilities include briefing Councilman George Stevens on various issues such as the development of the downtown ball park, the Work Force Partnership program and speaking on behalf of the Councilman at public events.

ITEM 2.  PROPERTIES.

The Company's corporate headquarters are located at 12624 Carmel Country Road, #82, San Diego, California 92130. The dimension of the office space is approximately five feet by six feet and it contains a desk, phone and computer, and is only used to make or receive phone calls and review the Company's web site. The Company's officers provide the office space at no cost to the Company, and there is no additional expense to the officers for allowing the Company to utilize this minimal space. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB registration statement with the United States Securities and Exchange Commission. The Form 10-SB filing has been declared effective, and The Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully reporting requirements of the Act and file reports in the required intervals. The Company is currently seeking to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company`s common stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company`s knowledge, either sole or majority voting and investment power.

                          COMMON STOCK

Name of Beneficial   Number of    % of Class
Owner (1)              Shares

Hal Crawford         4,000,000      75.07%

All Executive        4,000,000      75.07%
Officers and
Directors as a
Group

Footnotes to Principal Shareholders:

(1) The address of each executive officer and director is c/o 12624 Carmel Country Road, #82, San Diego, California 92130.
As of December 31, 1999, there were approximately 75 shareholders of record of the Company's common stock. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION.

                   FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized in July 13, 1999, and is considered to be a developmental stage company engaged in the business of providing automobile information and purchasing services via the Internet. The Company seeks to offer its services to enable customers to research, evaluate and purchase automotive-related products and services. The Company has a limited operating history and has not generated revenues from its operations. Future Carz' activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to generate demand for its services, the level of competition and its ability to deliver its services while maintaining quality and controlling costs.

The Company currently operates an Internet site at www.futurecarz.com, through which the Company is able to provide automobile information and services. The Company has entered into an affiliate program. The Company expects to receive monetary compensation based upon the level of traffic it directs to affiliates, the number of price quotes requested by referred visitors and the number of purchases by referred visitors, all of which are monitored and recorded by independent third-party administrators. The Company's current program is intended to be non-exclusive and may be terminated at the discretion of either party, and management therefore does not anticipate that this program will prevent the Company from entering into further affiliate programs with other online sources. In addition, the Company may seek to enter into affiliate programs whereby it would provide monetary compensation to web sites that direct traffic to the Future Carz web site, with the goal of increasing brand awareness. Future Carz depends on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on the Company's operations.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its services. If the Company is unable to generate revenues from its services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company`s ability to cost effectively and efficiently develop its automotive services. The Company designates as its priorities for the next 12 months of operations as developing and marketing its services to establish its business. Realization of sales of the Company`s services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company`s business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from July 13, 1999 (Inception) to December 31, 1999

The operational period from July 13, 1999 (Inception) to December 31, 1999, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. Future Carz is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the business services market, (2) marketing its services to small to medium sized companies and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its application for listing on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred expenses for the operating period July 13, 1999 to December 31, 1999, totaling $37,557.
Expenditures   were   primarily  due  to   costs   incurred   for
professional fees, marketing, services and general and administrative expenses. The Company`s professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

The Company is amortizing website development costs totaling $20,000 over a period of five years. The accumulated amount of amortized development costs is $1,333. In addition, the Company is depreciating equipment in the amount of $8,473 over a period of five years. The accumulated depreciation as of December 31, 1999 is $424.

Net Loss. Due to the significant operating expenses, Future Carz experienced a net loss of $37,557. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from its services in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its services during the next 12 months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Future Carz may be anticipated to offset its near term cash equivalents for the next 12 months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The "Year 2000" issue arises because many computerized systems use tow digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the
Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.


Item 7.  Financial Statements.


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

                  INDEPENDENT AUDITOR'S REPORT


                         March 15, 2000

Board of Directors
Future Carz.com, Inc.
3110 S Valley View Blvd. #105
Las Vegas, NV 89102

I have audited the Balance Sheet of Future Carz.com, Inc. (a Nevada corporation) (a Development Stage Company), as of December 31, 1999, and the related Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the period July 13, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Carz.com, Inc., (a Development Stage Company), as of December 31, 1999, and the results of its operations, changes in stockholders' equity, and cash flows for the period from July 13, 1999 (Date of Inception) to December 31, 1999 in conformity with generally accepted accounting principles.

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



/s/G. Brad Beckstead, CPA






                      Future Carz.com, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                        December 31, 1999




Cash                                    $5,082

Equipment, net                           8,473

Web development, net                    19,667

         Total Assets                  $33,222

Liabilities and Stockholders' Equity

     Loan from shareholder                 -0-

Subscription refund                        375

       Total Liabilities                  $375

Common stock, $0.001 par value,          5,328
20,000,000 shares authorized;
5,328,087 shares issued and
outstanding at 12/31/99,
respectively

Preferred stock, $0.001 par                -0-
value,
5,000,000 shares authorized; no
shares issued and outstanding
at 12/31/99, respectively

Additional paid-in capital              65,076

Deficit accumulated during             (37,557)
Development stage

  Total Stockholders' Equity            32,847

Total Liabilities and                  $33,222
Stockholders' Equity


See accompanying notes to financial statements


                      Future Carz.com, Inc.
                  (A Development Stage Company)

                        Income Statement
  For the period July 13, 1999 (Inception) to December 31, 1999


                               Period July
                               13, 1999
                               (Inception)
                               to
                               December
                               31, 1999

Revenue                              $-0-

General and administrative         36,674
expenses

Marketing                             550

Depreciation and amortization         333

Net income or (loss)             $(37,557)



Weighted average number of      4,332,022
common shares outstanding


Net income per share                 $-0-



See accompanying notes to financial statements



                      Future Carz.com, Inc.
                  (A Development Stage Company)

          Statement of Changes in Stockholders' Equity
                         For the Period
  For the period July 13, 1999 (Inception) to December 31, 1999



                   Common    Common  Additional  Deficit       Total
                   Stock     Stock               Accumulated   Stockholders'
                   Shares    Amount  Paid-in     During        Equity
                                     Capital     Development
                                                 Stage

July 29, 1999      4,000,000 4,000   0           0             4,000
Founder shares
issued for
services

November 30,       1,328,087 1,328   65,451                    66,779
1999
Stock issued
for cash and
services

November 30,                         (375)       (375)
1999
Subscription
Refund

Net Loss,                                        (37,557)     (37,557)
July 13, 1999
(inception) to
December 31,
1999

Balance as of      5,328,087 5,328   65,076      (37,557)     32,847
December 31,
1999


See accompanying notes to financial statements



                      Future Carz.com, Inc.
                  (A Development Stage Company)

                     Statement of Cash Flows
  for the Period July 13, 1999 (Inception) to December 31, 1999


                            Period
                            July 13, 1999
                            (Inception)
                            to
                            December 31, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                    $(37,557)

Increase in loan from             -0-
shareholder
Increase in subscriptions         375
refunded
Increase in equipment,         (8,473)
net
Increase in web               (19,667)
development, net
Decrease in equipment,             -0-
net
Decrease in web                    -0-
development, net

Net cash used by             $(65,322)
operating activities


CASH FLOWS FROM INVESTING
ACTIVITIES

Net cash provided by              $-0-
investing activities

CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of common stock         5,328

Additional paid-in              65,076
capital

Net cash provided by           $70,404
financing activities

Beginning cash                    $-0-


Ending cash                     $5,082

NON-CASH TRANSACTIONS
Interest expense                   -0-
Income taxes                       -0-


See accompanying notes to financial statements


                      Future Carz.com, Inc.
                  (A Development Stage Company)

                            Footnotes
                        December 31, 1999

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

Cash and equivalents

     The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

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

Loss per share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.

Dividends

     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.


                      Future Carz.com, Inc.
                  (A Development Stage Company)

                            Footnotes
                        December 31, 1999

Note 2 - Accounting policies and procedures (continued)

Website development

     Website   development   costs  are  totaling   $20,000   are
     capitalized and amortized over a period of 60 months from December 1, 1999 through November 30, 2004. The accumulated amortization as of December 31, 1999 is $1,333.

Equipment

     The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation. Equipment acquired in December 1999 totaling $8,473 is capitalized and depreciated over a period of 60 months from January 1, 2000 through December 31, 2004. The accumulated depreciation as of December 31, 1999 is $424.

Year end

     The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The  Company is authorized to issue 20,000,000 shares  of  $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On  July  29,  1999, the Company issued 4,000,000 shares  of  its
$0.001 par value common stock to a shareholder in exchange for cash.

On November 30, 1999, the Company issued 1,328,087 shares of its $0.001 par value common stock to shareholders in exchange for cash of $56,520 and in exchange for services rendered of $10,259. Of the total amount, $1,328 is considered common stock and $65,451 is additional paid in capital. In addition, a subscription will be refunded in the amount of $375.

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


                      Future Carz.com, Inc.
                  (A Development Stage Company)

                            Footnotes
                        December 31, 1999

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

                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  information  required  in  this  item  is  incorporated   by
reference to this document and the section entitled "EMPLOYEES."

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors and significant employees.

    NAME OF         POSITION WITH COMPANY    ANNUAL COMPENSATION
   INDIVIDUAL
  Hal Crawford     President, Treasurer and        $25,000
                           Director
Denise Crawford     Secretary and Director          $7,000

Footnotes to Executive Compensation:

1. No executive officer of the Company prior to December 31, 1999, drew a salary from the Company. Mr. And Mrs. Crawford have waived payment of a salary until such time as the Company is able to obtain necessary operating capital.

2. There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

                      EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 13, 1999, the Company was incorporated as Future Carz.com, Inc. On July 16, 1999, the initial meeting of the
Board of Directors convened. At this meeting, the Company accepted a written offer from the following individual: Hal Crawford to purchase a total amount of 4,000,000 shares of Common Stock of the Company, $0.001 par value.

On July 16, 1999, the Company initiated an offering of securities pursuant to Regulation D, Rule 504, and sold exactly 1,328,087 shares of Common Stock of the Company, $0.001 par value, at $0.05 per share. The offering was formally closed and all subscriptions were accepted on or before November 30, 1999. The Company's shares are not currently traded on a public exchange.

On  January  28,  2000,  the Company unanimously  appointed  Mrs.
Denise  Crawford,  wife  of Mr. Hal Crawford,  as  Secretary  and
Director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.
                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE CARZ.COM, INC.

Date:  August 24, 2000

By:  /s/ Hal Crawford
     Hal Crawford
     President, Treasurer and Director

By:  /s/ Denise Crawford
     Denise Crawford
     Secretary and Director


                        INDEX TO EXHIBITS

Exhibit  Name and/or Identification of Exhibit
Number

3       Articles of Incorporation & By-Laws

          (a) Articles of Incorporation of the Company filed July 13, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

          (b) By-Laws of the Company adopted July 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

13      Annual or Quarterly Reports

          (a) Form 10-QSB for the three months ended March 31, 2000. Incorporated by reference to the Company's
          Quarterly Report for Small Business Issuers, previously filed with the Commission.

          (b) Form 10-QSB for the six months ended June 30, 2000. Incorporated by reference to the Company's
          Quarterly Report for Small Business Issuers, previously filed with the Commission.

23       Consent of Experts and Counsel

          Consents of independent public accountants

27      Financial Data Schedule

          Financial Data Schedule of Future Carz.com, Inc.
          ending December 31, 1999


                           SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Future Carz.com, Inc.
----------------------------------------------------------------------
                          (Registrant)

Date:     August 24, 2000

By:  /s/ Hal Crawford
     Hal Crawford, President, Treasurer and Director


Date:     August 24, 2000

By:  /s/ Denise Crawford
     Denise Crawford, Secretary and Director