Form 10QSB
period 2000-09-30
FUTURE CARZ COM INC
filed 2000-10-26
CIK 1103546

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                      Future Carz.com, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0431029
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

12624 Carmel Country Road, San                92130
           Diego, CA                        (Zip Code)
(Address of principal executive
           offices)

                         (858) 755-8440
      (Registrant's telephone number, including area code)

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


/1/



                       FUTURE CARZ.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         4

Balance Sheets as of December 31, 1999 and September 30, 2000  5

Statements of Operations for the Three Months and Nine Months  6

Ending September 30, 2000 and for the Period July 13, 1999
(Inception) to September 30, 2000

Statements of Cash Flows for the Three Months and Nine Months  7
Ending September 30, 2000 and For the Period July 13, 1999
(Inception) to September 30, 2000

Notes to Financial Statements                                  8

Item 2. Management's Discussion and Plan of Operation          11

PART II - OTHER INFORMATION

Item 6. Exhibits                                               12

SIGNATURES                                                     13




/2/












                       Future Carz.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                        September 30, 2000
                                and
                         December 31, 1999

                                and

                     Statements of Operations
                                and
                            Cash Flows
      for the Three and Nine Months Ending September 30, 200
  for the Period July 13, 1999 (Inception) to September 30, 2000


/3/





                         TABLE OF CONTENTS





                                                 Page

Independent Accountant's Review Report              1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Cash Flows                            4

Footnotes                                           5


/4/



G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Future Carz.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheets of Future Carz.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2000 and the related statements of operations and cash flows for the three and nine months ending September 30, 2000 and 1999, and for the period July 13, 1999 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Future Carz.com, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period July 13, 1999 (Inception) to December 31, 1999 (not presented herein) and in my report dated March 15, 2000, I expressed an unqualified opinion on those financial statements.


/s/G. Brad Beckstead, CPA

October 23, 2000


/5/



                  PART I - FINANCIAL INFORMATION

              Item 1. Unaudited Financial Statements

                       Future Carz.com, Inc.

                   (a Development Stage Company)

                          Balance Sheets

                                        (unaudit      December
                                           ed)        31, 1999
                                        September
                                        30, 2000
                                        --------      ---------
Assets

Current assets:

Cash                                    $  49,382      $  5,082

                                           49,382         5,082
                                           ------         -----
Fixed assets:

Office equipment                            8,473         8,473

Less accumulated depreciation             (1,271)             -
                                            7,202         8,473

Other assets:

Website development                        20,000        20,000

Less accumulated amortization             (3,333)         (333)
                                          -------        ------
                                           16,667        19,667

                                        $  73,251      $ 33,222
                                          =======        ======

Liabilities and Stockholders'
Equity

Current liabilities:

Subscription refund                       $   375       $   375

Loan from stockholder                       2,000             -

Convertible debt                           60,000             -
                                           62,375           375
                                          -------         -----

Stockholders' equity:
Preferred stock, $0.001 par value,              -             -
5,000,000
shares authorized, zero shares issued
and outstanding

Common stock, $0.001 par value,             5,328         5,328
20,000,000 shares
authorized, 5,328,087 shares issued
and outstanding

Additional paid-in capital                 65,076        65,076

Deficit accumulated during               (59,528)      (37,557)
development stage
                                           10,876        32,847
                                          -------        ------
                                        $  73,251     $  33,222
                                        =========     =========


          See Independent Accountant's Review Report and the Accompanying Notes are an Integral Part of These Financial
                            Statements.






                       Future Carz.com, Inc.

                   (a Development Stage Company)

                     Statements of Operations
                            (unaudited)



                                               Nine     July 13,
                                              Months      1999
                      Three Months Ending     Ending    (Inceptio
                                                          n) to
                         September 30,                   September
                                             September      30,
                                                30,
                        2000       1999        2000        1999
                       -------    -------    --------   ---------

Revenue                  $   -       $  -       $   -       $   -


Expenses:

Amortization             1,000          -       3,000       3,333
expense

Depreciation               424          -       1,271       1,271
expense

General                 10,838      3,900      17,700      54,924
administrative
expenses

Total expenses          12,262      3,900      21,971      59,528


Net loss              $(12,262)   $(3,900)  $ (21,971)  $ (59,528)
                      =========   ========  ==========  ==========


Weighted average        5,328,    5,328,0    5,328,08    5,328,08
number of                  087         87           7           7
common shares
outstanding


Net loss per share       $   -      $   -       $   -       $   -
                       =======    ========     =======     =======





















          See Independent Accountant's Review Report and the Accompanying Notes are an Integral Part of These Financial
                            Statements.







                       Future Carz.com, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)

                              Nine     Three     Three    July 13,
                             Months    Months    Months     1999
                             Ending    Ending    Ending   (Incepti
                                                           on) to
                          September  September  September  September
                               30,        30,       30,       30,
                              2000       2000      1999      2000
                           ---------  --------  --------   --------

Cash flows from operating
activities

Net loss                   $(21,971)  $(12,262)  $(3,900)  $(59,528)

Adjustments to reconcile
net income to net cash
provided
  by operating activities:

Amortization expense           1,271     1,000         -     1,271

Depreciation expense           3,000       424         -     3,333

Common stock issued for            -         -         -    10,259
services provided

Increase (decrease) in:
Subscription refund                -         -         -       375

Loan from stockholder          2,000         -         -     2,000

Convertible debt              60,000    60,000         -    60,000

Net cash provided by          44,300    49,162   (3,900)    17,710
operating activities


Cash flows from investing
activities

Purchase of common stock           -         -         -   (8,473)

Development of website             -         -         -  (20,000)

Net cash used by investing         -         -         -  (28,473)
activities


Cash flows from financing
activities

Issuance of common stock           -         -     4,000    60,145

Net cash provided by               -         -     4,000    60,145
financing activities

Net (decrease) increase in    44,300    49,162       100    49,382
cash

Cash - beginning               5,082       220         -         -

Cash - ending               $ 49,382  $ 49,382     $ 100  $ 49,382
                             =======   =======     ======  =======

Supplemental disclosure:

Interest paid                  $   -     $   -     $   -     $   -

Income taxes paid              $   -     $   -     $   -     $   -

Non-cash investing and
financing activities:

Common stock issued for        $   -     $   -     $   -  $ 10,259
services provided             =======    ======    ======  =======












          See Independent Accountant's Review Report and the Accompanying Notes are an Integral Part of These Financial
                            Statements.







                       Future Carz.com, Inc.
                   (a Development Stage Company)
                   Notes to Financial Statements

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

Cash and equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

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

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2000, the Company has dilutive common stock equivalents in the form of convertible debt (See Note 8).

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


Note 3 - Income taxes

Income  taxes  are  provided  for using  the  liability  method  of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company was able to raise additional capital with convertible debt from outside financing sources (See Note 8). If additional capital is needed the officers have committed to make cash advances to the Company to cover its operating costs. The cash advances do not bear any interest.

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

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire additional shares of common stock.




Note 8 - Convertible debt

On August 28, 2000, the Company signed three convertible non-interest-bearing promissory notes with three individuals for a total amount of $60,000. The promissory notes are due one year from the date of the agreement on August 28, 2001. Each individual has the option to convert all or some of the principal into shares of its $0.001 par value common stock at a price of $0.30 per share on or before the maturity date.

Note 9 - Subsequent events

On October 13, 2000, the Company signed a note payable with Investment Capital Corporation in the amount of $50,000 and is due on or before six months from the date of the agreement. The principal amount plus interest of $4,000 at 16% is due on or before April 13, 2001.

On October 13, 2000, the Company signed a note receivable with Auto Central Discount in the amount of $50,000 and is due on or before six months from the date of the agreement. The principal amount plus interest of $4,250 at 17% is due on or before April 13, 2001.









       Item 2. Management's Discussion and Plan of Operation

General

We are a developmental stage company that provides automobile information and purchasing services via the Internet to help consumers research, evaluate and purchase new and pre-owned vehicles. We offer services through our World Wide Web site at www.futurecarz.com to enable consumers to purchase automotive-related products and services such as insurance, financing, extended warranties, and automobile parts.

Visitors can search our Internet site for automobile-related information and services from the privacy of their home or office. We believe the Future Carz.com process will insulate consumers from unpleasant price negotiations by requiring member dealers to provide a competitive, firm, upfront price to consumers. Our web site allows consumers to obtain access to comprehensive, up-to-date information about vehicle models, options and dealer costs at no charge. Information such as vehicle specifications, Kelly Blue Book pre-owned vehicle values and automobile reviews are aggregated in a central location, providing consumers with the means to make an informed purchase decision.

We  are  enrolled in an affiliate program, through which we receive
remuneration   for  referrals  to  other  automotive   web   sites.
Remuneration is based upon the following factors:

  1.   The level of traffic directed to affiliates,
  2.   The number of price inquiries submitted and
  3.   The number of sales realized as a result of referrals.

We have a limited operating history, and must be considered a developmental stage company. Our future operations are dependent upon our ability to attract and retain users of our services. If we do not generate traffic to our site and entice visitors to use our services, our competitiveness will be diminished.

Results of Operations

We have not generated any revenues since our inception. We have a limited operating history. We were organized on July 13, 1999. Our activities have been limited primarily to organization, capitalization, finding and securing a management team and board of directors, the development of a business plan and web site operations and commencing with initial operational plans.
As of September 30, 2000, we have:

  1.   Developed a business plan,
  2.   Recruited and retained a management team,
  3.   Developed a web site at www.futurecarz.com,
  4. Raised capital via a private placement offering of stock made in accordance with Section 4(2) of the Securities Act of 1933, as amended,
  5. Raised capital through an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 and
  6. Obtained working capital from the issuance of convertible notes.

Liquidity and Capital Resources

We attained our initial financing from common stock offerings. On July 29, 1999, we issued 4,000,000 shares of our $0.001 par value common shares for cash. On November 30, 1999, we issued 1,328,087 shares of our common stock for cash of $56,145 and in exchange for services rendered of $10,259.

We issued three non-interest bearing convertible notes to three individuals on August 28, 2000 for a total of $60,000. These notes mature on or about August 28, 2001 in their entirety. Each note is convertible by its holder into common shares at the rate of $0.30 per share before the maturity date. These notes will provide us with working capital to finance our operations for the next 12 months.

In October of 2000, we issued a promissory note in the amount of $50,000 at an annual rate of 16%. The entire principal and all accrued interest is due on or before six months from the date of the note. Subsequent to the issuance of this note, we issued a loan in the amount of $50,000 at an annual rate of 17%. The entire principal and all accrued interest is collectible six months from the date of the note.

We have yet to generate revenues. Although we have obtained debt financing from third parties, we do not have significant financial resources or other material assets, nor do we have an established source of revenue sufficient to cover our operating costs to continue operating indefinitely. Until that time, our officers and directors have committed to advance our operating costs interest free on an as-needed basis.

Our officers and directors are involved in other business activities and may become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between Future Carz and their other business interests. We have not formulated a policy for the resolution of such conflicts.



                    PART II - OTHER INFORMATION
                         Item 6. Exhibits

Exhibit      Name and/or Identification of Exhibit
Number
-------     --------------------------------------
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

  23         Consent of Experts and Counsel
                      Consents of independent public accountants

  27         Financial Data Schedule
                       Financial Data Schedule of Future Carz.com, Inc. ending September 30, 2000





                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Future Carz.com, Inc.
                           (Registrant)

Date: October 25, 2000

By:  /s/ Hal Crawford

     Hal Crawford, President