Form 10KSB
period 2000-12-31
FUTURE CARZ INC
filed 2001-04-16
CIK 1103546

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549

                       ------------------------

                              Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2000

     [ ]    Transition Report Pursuant to Section 13 or 15(d) of
     the Securities
     Exchange Act of 1934

     For the Transition Period from_________to __________

                    Commission File Number 0-29435

                           Future Carz, Inc.
        (Exact Name of Registrant as Specified in its Charter)

          Nevada                   88-0431029
     (State or other            (I.R.S. employer
     jurisdiction of         identification number)
     incorporation or
      organization)

8930 East Raintree, Suite 300
      Scottsdale, AZ                 85260
  (Address of principal            (Zip code)
    executive offices)

  Registrant's Telephone Number, Including Area Code: (480) 444-0080

   Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
      Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 6,652,087 issued and outstanding as of December 31, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

/1/

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $1,197,376 as of April 13, 2001.
(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company. The number of shares of Common Stock outstanding as of December 31, 2000 was 6,652,087.

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


                                PART I

ITEM 1.  BUSINESS.

Overview and History

Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is a developmental stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. Through our wholly-owned subsidiary formed in January 2001, AutoCarz, Inc., we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz, Inc. applies a proven formula with rigorous controls. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

Industry Background

The sub-prime lending segment of the auto loan industry, which is a growing and vibrant part of the used car market, is estimated to be worth over $50 billion dollars annually in retail installment contracts in North America. We intend to participate in the sub-prime segment of the independent used car sales, financing and leasing market. Numerous small, independent used car dealerships currently service this segment of the used car sales industry. These dealerships generally sell and finance used cars to borrowers ("Buy here-Pay here dealers"). Buy here-Pay here dealers typically offer their customers certain advantages over more traditional financing sources. These advantages may include but are not limited to expanded credit opportunities, flexible payment terms (including pro-rating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's paydays), and the ability to make payments in person. Payment in Person is an important feature to many sub-prime borrowers who may not have checking accounts or are unable to make payments by the due date through use of the mail because of the timing of paychecks.

/2/

The United States has experienced an unprecedented growth in its economy. At the same time, its citizens' wealth has increased dramatically, with personal incomes rising well beyond economic projections. Ironically, one of the outcomes of this bolstered economy is a dramatic increase in personal bankruptcy and credit problems. It would seem that, in such a prosperous economy, personal bankruptcy would decrease. But the average consumer continues to spend more than they make. This situation has lead to an increasing number of consumers in the market in which we service. Management believes that by giving consumers with less-than-perfect credit history an opportunity to rebuild their credit experience, we will enhance consumer confidence and build a strong referral base.
As recently as ten years ago, most automobile consumers were not aware of the availability of leasing. Now, approximately one- third of all new cars are leased, and the numbers are increasing every year. This is evidenced by the increasing number of leasing advertisements found in local newspapers and on Television.
Automobile leases come in two types: closed-end and open-end. Federal regulations require that the type of lease be clearly indicated on all lease contracts:

       1. Closed-end leases - sometimes called "walk-away" leases, are the most common consumer leases. This type of lease allows consumers to simply return a vehicle at the end of the lease and have no other responsibilities. At the time of leasing, the leasing company estimates the vehicle's lease-end residual value. If the vehicle is actually worth less than the predetermined residual value when the vehicle is returned, the leasing company realizes the loss. On the other hand, if the vehicle is worth more than the predetermined residual value, the lessee has the option of purchasing the vehicle, selling it, and realizing profit. This happens frequently.
       2. Open-end leases are used primarily for commercial business leasing. In this case the consumer, not the leasing company, takes all the risks. The consumer is responsible for paying any difference between estimated and actual market value at the end of the lease. This could amount to a significant sum of money if the market value of the vehicle has dropped.

Two key factors have caused the big shift from purchasing to leasing. First, the cost of new cars has rapidly spiraled upward in the last few years, often putting prices out of reach of average buyers. Second, tax law changes in the late 1980s eliminated interest deductions on car loans, which further increased the cost of ownership. The net effect was that consumers became more eager to find ways to make car purchases more affordable.
Auto manufacturers and finance companies began offering consumer leasing programs to address this concern. These new programs were modified versions of business leases, which had been in existance for many years prior. The leasing industry has become popular because it offers people a way to drive the vehicles they want - often better vehicles than they could afford to buy - for a smaller monthly payment and with less hassle as most lease packages include the cost of preventative and minor maintance expenses.

/3/

Principal Products and Services

Through our wholly-owned subsidiary, AutoCarz, Inc., we are able to offer the following products:
Leasing - Our non-traditional leases offer sub-prime borrowers the opportunity to drive a quality, pre-owned vehicle for a low down payment and affordable monthly fees. AutoCarz, Inc. handles all aspects of leasing on a select group of used cars.
Financing - AutoCarz, Inc. has the financial leverage of its parent company, Future Carz, to seek non-traditional capital resources to obtain the cars it leases.
Inventory Supply Control - Providing for a consistently adequate supply of cars suited to the AutoCarz, Inc. formula. Management has built this pipeline into the infrastructure of AutoCarz, Inc. Collections - Under the auspices of Future Carz, we maintain our own in-house collection service specially trained to handle the AutoCarz, Inc. customer.

New Product Offerings

Insurance - In the near future, Future Carz plans to enable its AutoCarz, Inc. dealers with the capacity to offer insurance services along with new leases. This service would further simplify the lease process.

Product Presentation - The product offering made available by AutoCarz, Inc. is completely unique within the automobile leasing industry. To understand this new approach to leasing, we are preparing a Powerpointr presentation. The Product Presentation will be made available in Phase II of our website, which is planned for early 2001. This presentation will take approximately five minutes to view and will require the free Microsoft PowerPoint Viewer.

Document Library - Allows customers to download documentation in Word Document (.DOC) and Adobe Acrobat (.PDF) formats while browsing the various sections of our databases online. This will be made available in Phase II of our web site.

Distribution, Marketing and Customer Relations

We seek to provide sub-prime borrowers with non-traditional auto leases and services. We are currently distributing and marketing our products and services through the use of:

  1. the Internet (www.futurecarz.com) - Visitors to our web site will be given the opportunity to search for information regarding leasing quality used vehicles. We intend to utilize the unique efficiencies of the Internet to (a) personalize the non-traditional auto lease experience by delivering information the consumer desires, (b) educate consumers about various vehicle makes and models available for lease and (c) capitalize on the economic advantages of lower overhead and increased geographic coverage relative to traditional automobile lease providers.

  2. Commercial magazines such as the Penny Saver - This is a bi-monthly publication that caters to our target customer market through the advertising of pre-owned vehicles.

  3. Word of mouth /Sales Representatives - We hope to obtain a large number of our future customers by having satisfied customers recommend our products and services to others (i.e. family, friends, co-workers, etc.), and through the use of trained Sales Representatives.

We may also pursue additional strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture

/4/

partners already operate, and may increase our revenue and income growth. No additional specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

We hope to establish positive, long-term relationships with our customers. We plan to accomplish this through the use of our web site, which allows the customer the ability to contact our management, and trained Sales Representatives. No single customer accounts for a material portion of our revenues.

Competition

We compete against a variety of Internet and traditional automotive lending businesses. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based commercial entity, Management must significantly increase awareness of the services Future Carz provides and the AutoCarz, Inc. brand name. Failure to achieve these objectives could cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities, which maintain similar commercial Web sites including Autoweb.com, Cendant Membership Service, Inc. and AutoVantage. Republic Industries, Inc., a large consolidator of dealers, previously announced its intention to launch a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity program offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services, such as General Motors Corporation's BuyPower. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not expected to be part of our dealer network. Such companies may already maintain or may introduce Web sites, which compete with ours.

Management believes that the principal competitive factors in the online market are: brand recognition, speed and quality of fulfillment, variety of value-added services, ease of use, customer satisfaction, quality of service and technical expertise.

There can be no assurance that we will be able to compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect the Company's business, results of operations and financial condition.

Government Regulation

A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose us to liability, and/or require substantial modification of our products and services, and thereby have a material adverse effect on our business, results of operations and financial condition.

/5/

It is unclear how the various states will interpret the existing laws regarding our business. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, Management may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the Future Carz lease purchase process to consumers, automotive-related vendors or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.

Proprietary Rights

We currently do not possess trademarks, patents, or copyrights, in relation to our products and services. However, we do maintain our proprietary rights to the information contained our our web site. Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects of our processes or features violates a patent they hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements to prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

Employees

At present, we have 5 full-time employees 2 of which are the officers and directors of the Company. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good. Our wholly-owned subsidiary, Auto Carz, Inc., has 6 full-time employees none of which is represented by a collective bargaining agreement, and we believe our relations with these employees also to be good.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Limited Operating History

We were incorporated on July 13, 1999, with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in evolving markets such as ours. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services we provide, the acceptance of the our products and services, the ability to attract and retain a suitable user base, the ability to establish a large dealer network while maintaining high quality customer service, rapid technological change and the management of growth. To address these risks, we must, among other things, generate increased vehicle buyer traffic to our web site, send new and pre-owned vehicle lease requests to dealers that result in

/6/

sufficient dealer transactions to justify our fees, expand the number of dealers in our network and enhance the quality of dealers, respond to competitive developments, increase the Future Carz brand name visibility, successfully introduce new services, continue to attract, retain and motivate qualified personnel, and upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Unpredictability of Future Revenues; Potential Fluctuations in
Quarterly Operating Results; Seasonality

As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to attract a sizeable network of automobile dealers; (ii) our ability to provide dealers with a steady stream of lease requests;
(iii) our ability to maintain adequate gross margins; (iv) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the fulfillment of automobile leasing products and services such as those we provide; (v) our ability to upgrade and develop our systems and infrastructure; and (vi) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Competition

Our vehicle leasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites is expected to increase significantly in the future (see Item 1. "Competition").

E-commerce Security Risks

A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We intend to rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and there by expose our products and services to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our services. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches.

Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and

/7/

transmission of proprietary information, such as personal information, security breaches could damage our reputation and expose Future Carz to a risk of loss or litigation and possible liability. Security measures may not prevent security breaches and failure to prevent such security breaches may disrupt our operations.

Risks Typical of E-commerce Companies

The possible slow adoption of Internet and Intranet solutions by businesses may harm our prospects. In order for us to be successful, the Internet must continue to be adopted by businesses as a means of making information and electronic services available to individuals and other businesses. In addition, the Internet must continue to be adopted as an important means of buying and selling products and services. Because Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many businesses and consumers have been deterred from utilizing Intranets and the Internet for a number of reasons, including: security concerns; limited access to the Internet; lack of availability of cost-effective, high-speed service; inconsistent quality of service; potentially inadequate development of network infrastructure; the inability to integrate business applications on these networks; and the need to operate with multiple and frequently incompatible products. Consumers may not broadly accept the electronic procurement of automobile leases, which could limit possible growth in our revenues.

Dependence on Key Personnel; Need for Additional Personnel

Our performance is substantially dependent on the services and on the performance of our President, Edward Heisler. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not entered into long-term employment agreements with any of our key personnel and currently have no "Key Man" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Establishment of a Brand Name

We believe that establishing and maintaining the goodwill associated with a brand name is a critical aspect of attracting and expanding a client base. Future Carz has not yet developed a strong brand name and if we fail to do so it could have a material adverse impact on our business. It is for this reason we purchased AutoCarz, Inc as they are a known entity in the auto lease market. The importance of brand recognition will increase with competition. Promotion and enhancement of this brand name will depend largely on the success in providing high quality services, which cannot be assured. If users do not perceive our products to be comprehensive and of high quality, or if Future Carz introduces new features, or enters into new business ventures that are not favorably received by the public, we will risk diluting the value of our brand name. If we fail to provide high quality services, or otherwise to promote and maintain a brand name, or if we incur excessive expenses in an attempt to improve services, or promote and maintain a brand name, future results of operations and financial condition could be materially and adversely affected.

/8/

Growth Strategy Implementation; Ability to Manage Growth

We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. Further, our management may be required to develop relationships with various automobile dealerships, Internet search engines, other Web sites and other automobile related companies necessary to our business. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

Possible Future Issuance of Common Stock

The Company is authorized to issue up to 20,000,000 Shares of Common Stock. Presently, there are 6,652,087 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because our Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

ITEM 2.  PROPERTIES.

Our corporate headquarters were located at 12624 Carmel Country Road, #82, San Diego, California 92130. On November 1, 2000, we relocated our corporate headquarters to 8930 E. Raintree, Suite 300, Scottsdale, AZ 85260. The dimension of the new office space is approximately 4,000 square feet. The space is rented on a monthly basis on a 36 month lease at $7,666.67 per month. In addition to housing our operations, this space also services as the office for our wholly-owned subsidiary, Auto Carz, Inc. This space is provided to our subsidiary at no cost. We do not have any additional facilities, nor are there proposed programs for the renovation, improvement or development of the properties currently being utilized by us.

ITEM 3.  LEGAL PROCEEDINGS.

We were not subject in the year 2000, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A definitive proxy statement (Form 14A) was filed with the Securities and Exchange Commission on October 30, 2000 to announce our Annual Meeting of Stockholders. This meeting was held at the Gold Coast Hotel and Casino at 4000 West Flamingo Rd, Las Vegas, Nevada 89103, on November 6, 2000, at 10:00 a.m., Pacific daylight time. At this meeting the following business was conducted:

     1. A Board of Directors consisting of two directors, was elected to serve until the next annual meeting of stockholders and until their successor(s) have been duly elected and qualified or until their earlier resignation or removal.

/9/

          The following nominees were elected:

NAME OF NOMINEE   DIRECTOR SINCE      AGE           POSITION
Hal B. Crawford*    July, 1999        42         President/CEO/
                                                 Treasurer and
                                                    Director

Denise Crawford*    July, 1999        40         Secretary and
                                                    Director

* however, on November 11, 2000, Hal B. Crawford and Denise Crawford resigned from the Board of Directors and left the Company. At the same time Ed Heisler was appointed to the Board or Directors, and named President, Secretary and Treasurer of Future Carz, Inc. On April 2, 2001, Terry Neild was appointed as Chairman of the Board and CEO.

     2. To change the name of the company from FutureCarz.com, Inc. to Future Carz, Inc.

          This item was approved unanimously.

     3. To transact such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

          No other business was transacted.

/10/


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "FCZI". There was no active trading market for the Common
Stock before September 29, 2000.

                                            HIGH          LOW
     2000
     For the period (Sep 29, 2000 to        1.95          .25
     Dec 31, 2000)

HOLDERS

As of December 31, 2000 there were 60 stockholders of record of our Common Stock.

DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

On July 16, 1999, the Company issued 4,000,000 shares to Hal Crawford, the President of Company. The shares were fully paid for and non-assessable. Mr. Crawford paid $4,000.00, or $0.001 per share, for his shares. As this was a private transaction, only offered to the founder of the Company, it was a transaction by an issuer not involving any public offering. These shares issued by the Company were issued under Section 4(2) of the Securities Act of 1933.

On November 30, 1999, the Company completed an offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 1,122,900 shares of Common Stock to approximately 75 unaffiliated shareholders of record. These shares sold were sold at the price of $0.05 per share. This offering was registered with the State of Nevada, and said registration was granted by the State of Nevada on October 5, 1999. The offering was sold exclusively in said state in which it was registered. The Company sold less than $1 million in a twelve month period. The Company has a specific business plan, is not an open ended investment company, and, at the time of the 504 offering, was not subject to the reporting requirements of Sections 13 or 15(d) of the Act. In addition, the Company issued 205,187 shares of its $0.001 par value common stock for services valued at $0.05 per share for a total of $10,259.

On November 1, 2000 the Company completed an offering of shares of restricted common stock of the Company pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, whereby it sold 1,264,000 shares of Restricted Common Stock to 5 accredited shareholders of record. These shares were sold at the price of $0.25 per share for cash of $316,000. The company filed notice filings in New York, Arizona, and Texas. The offering was sold exclusively in the states in which notice was given.

On December 11, 2000, the Company issued 60,000 shares of its $0.001 par value common stock at a price of $0.25 per share to 3 noteholders to extinguish warrants.

/11/

There are 1,264,000 warrants outstanding sold in conjunction with the Rule 505 offering. The warrants are exercisable at $0.50 per common share on a 1-for-1 basis after one year from the date of issuance and any outstanding warrants are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

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

General

We were organized in July 13, 1999, and are considered to be a developmental stage company engaged in the business of offering financial alternatives to qualified individuals who do not meet traditional financing terms. Through our wholly-owned subsidiary, AutoCarz, Inc., we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz is the retail brand name applied by Future Carz to its network of auto leasing dealerships. More than just a group of auto dealers, AutoCarz is a network of corporately-owned operations sharing a proprietary system for leasing used cars to buyers who fall outside conventional credit lending guidelines.

The reasons for consumers having distressed credit are as varied as the people who buy cars. A previous bankruptcy, change in marital status, new employment or change in living situation can all leave an otherwise credit-worthy individual without the means to meet rigid consumer lending guidelines. The AutoCarz system is aimed at providing these individuals with an affordable lease on a quality pre-owned vehicle. While consumers are using the AutoCarz system, they work towards building back good credit, as the company reports regularly to credit bureaus.

In order to achieve this unique formula, the company has developed a strict system. It's a tried and tested formula, used by its predecessor in a family-owned and operated business over a period of five years. Experience has shown that as long as the existing system is adhered to, the potential default ratio is held to a minimum.

We have a limited operating history and have yet to generated revenues from our operations. Our activities have been limited to start-up procedures. Consequently, we have incurred the expenses of such procedures. Future operating results will depend on many factors, including our ability to generate demand for our services, the level of competition and our ability to deliver our products and services while maintaining quality and controlling costs. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on our operations.

/12/

Results of Operation

Subseqent to December 31, 2000, we have completed the acquisition of all assets of American Automotive Group, Inc. of Phoenix, AZ and, Auto Central Discount, Inc. of San Diego, CA. The acquisition of these assets and business operations will give immediate revenue and assets in the form of business equipment and current pre-owned auto leases to the company. The company's web site has been remodeled to reflect the expanded business operations.

Revenues. Since inception we have not generated any revenues. In the past several months, management's efforts were focused on the extensive research necessary to complete the acquisition of the afore mentioned companies. We believe that our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently develop our automotive leasing products and services Our priorities for the next 12 months of operations are to continue to develope and market these newly acquired products and services to establish our business through the use of the internet and bricks and morter locations throughout the southwest. Realization of sales of our products and services during the next fiscal year is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, a superior competitive service could force us out of business.

Expenses. We incurred expenses for the year 2000 totaling $147,446 and $37,557 for the period July 13, 1999 (Inception) to December 31, 1999. Expenditures were primarily due to costs incurred for professional fees, marketing, services and general and administrative expenses. Our professional and service expenses were incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Loss on Writedown of Assets. During 2000 we abandoned our web site development purchased in November 1999. A loss on writedown of $19,667 was recognized in 2000.

Future Business

Over the next year we plan to solidify the over all structure of the business plan. This will include keeping key employee's obtained in the acquisitions as well as marketing our Auto Carz, Inc. brand through various ad campaign's i.e. news paper, internet, etc. Our goal is to become the leading alternative pre-owned auto- leasing source in the nation.

For various reasons, there will always be people with credit problems. We believe that an opportunity exists to capitalize on this built in segment of the automotive leasing industry. As we attempt to capture the market for leased used vehicles in a target price range of $5,000 to $8,000, we face the uncertainty of the availability of these vehicles. Our focus will be on developing and maintaining a consistent inventory of used vehicles both in terms of cost and quality.

Liquidity and Capital Resources

Net Loss. Due to the significant operating expenses, we experienced a net loss of $168,680 in 2000 and $37,557 in the period July 13, 1999 (Inception) to December 31, 1999. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the fiscal year 2001.

/13/

Liquidity. At December 31, 2000, we have working capital of $164,240. Since inception net cash used in operating activities were $167,946 and net cash used in investing activities were $193,317. Thus we are dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by financing activities since inception were $438,520.

We estimate our capital requirements to total approximately $68,000 per month for the next 12 to 24 months. We are currently in the process of conducting a $1,000,000 Private Placement Offering to raise additional cash. It is expected that the proceeds from this offering will be sufficient to continue existing operations over this period.

The impact of the acquisitions of Auto Central Discount and American Automotive Group has been accretive to revenues at a rate of approximately $7,000 per month.

We have generated no revenues during this reporting period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our products and services during the next 12 months, of which we cannot guarantee. The receipt of funds from subsequent Private Placement Offerings or additional loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 months. We have financed our cash flow requirements through issuance of common stock, a private offering, and the issuance of debt securities.
During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

/14/

ITEM 7.  FINANCIAL STATEMENTS.


                           TABLE OF CONTENTS


                                                           PAGE

REPORT OF INDEPENDENT AUDITORS (Stark, Tinter &            F-1
 Associates, LLC)

REPORT OF INDEPENDENT AUDITORS (G. BradBeckstead, CPA)     F-2

BALANCE SHEET                                              F-3

STATEMENTS OF OPERATIONS                                   F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5

STATEMENTS OF CASH FLOWS                                   F-6

NOTES TO FINANCIAL STATEMENTS                            F-7 to F-14

          STARK TINTER & ASSOCIATES, LLC

                                          Certified Public Accountants
                                                 Financial Consultants


                    REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Future Carz, Inc.

We have audited the accompanying balance sheet of Future Carz, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Carz, Inc. (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses in the development stage. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Tinter & Associates, LLC
Denver, Colorado
April 13, 2001

     7535 East Hampden Avenue, Suite 109   Denver, Colorado 80231
                    (303)694-6700 Fax (303)694-6761

G. BRAD BECKSTEAD
Certified Public Accountant
                                                   330 E. Warm Springs
                                                   Las Vegas, NV 89119
                                                          702.528.1984
                                                      425.928.2877efax

                     INDEPENDENT AUDITOR'S REPORT


April 13, 2001

Board of Directors
Future Carz, Inc.
8930 E. Raintree, Ste. 300
Scottsdale, AZ 85260

I have audited the Statement of Operations, Stockholders' Equity, and Cash Flows of Future Carz, Inc. (the "Company") (A Development Stage Company) for the period July 13, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, equity and cash flows of Future Carz, Inc., (A Development Stage Company), for the year ending December 31, 1999, and the related statements of income, equity and cash flows for the period July 13, 1999 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  G. Brad Beckstead

                           Future Carz, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                           December 31, 2000



Assets

Current assets:
Cash                                               $       77,257
Inventory                                                  15,550
Interest receivable - affiliates                            1,273
Notes receivable - affiliates                             138,000
                                                   --------------
Total current assets                                      232,080
                                                   --------------
Fixed assets, net                                          33,302
                                                   --------------
                                                   $      265,382
                                                   ==============

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                   $        5,000
Accrued interest - stockholders                             2,840
Notes payable - stockholders                               60,000
                                                   --------------
Total current liabilities                                  67,840
                                                   --------------
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding                                                     -
Common stock, $0.001 par value, 20,000,000
shares authorized, 6,652,087 shares issued and
outstanding                                                 6,652
Additional paid-in capital                                397,127
Defict accumulated during the development stage         (206,237)
                                                   -------------
                                                          197,542
                                                   --------------
                                                   $      265,382
                                                   ==============


    The accompanying notes are an integral part of these financial statements.

                           Future Carz, Inc.
                     (A Development Stage Company)
                       Statements of Operations
  Years Ended December 31, 2000, the Period From Inception (July 13,
                      1999) to December 31, 1999
  and the Period From Inception (July 13, 1999) to December 31, 2000





                                                  July        July
                                                13, 1999    13, 1999
                                      Year    (inception)  (inception)
                                     ended         to          to
                                    December    December     December
                                       31,         31,          31,
                                      2000        1999         2000
                                   ----------   ---------   ----------

Revenue                            $        -   $       -   $        -
                                   ----------   ---------   ----------
Expenses:
 General and administrative            69,448      37,224      106,672
 Fees paid to affiliates               75,983           -       75,983
 Depreciation and amortization          2,015         333        2,348
                                   ----------   ---------   ----------
                                      147,446      37,557      185,003
                                   ----------   ---------   ----------
Net operating (loss)                 (147,446)    (37,557)    (185,003)
                                   ----------   ---------   ----------
Other income (expenses):
Interest income                         1,273           -        1,273
Interest expense                       (2,840)          -       (2,840)
(Loss) on writedown of assets         (19,667)          -      (19,667)
                                   ----------   ---------   ----------
Net (loss)                         $ (168,680)  $ (37,557)  $ (206,237)
                                   ==========   =========   ==========
Weighted average number of
common shares outstanding - basic
and fully diluted                   5,543,836   4,265,617    5,163,560
                                   ==========   =========   ==========
Net (loss) per share - basic and   $    (0.03)  $   (0.01)  $    (0.04)
fully diluted                      ==========   =========   ==========



    The accompanying notes are an integral part of these financial statements.

                           Future Carz, Inc.
                     (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
      Period From Inception (July 13, 1999) to Decitmber 31, 2000


                                              Deficit
                                             Accumulated
                         Common Stock        Additional  During the    Total
                     ----------------------   Paid-in   Development Stockholders'
                       Shares      Amount     Capital      Stage       Equity
                     ----------  ----------  ----------  ----------  ----------
Beginning Balance,
July 13, 1999                 -  $        -  $        -  $        -  $        -

Founders shares
issued for cash       4,000,000       4,000           -           -       4,000

Shares issued for
cash pursuant to
Rule 504 offering     1,122,900       1,123      55,397           -      56,520

Shares issued for
services                205,187         205      10,054           -      10,259

Net (loss) for the
period ended
December 31, 1999             -           -           -     (37,557)    (37,557)
                     ----------  ----------  ----------  ----------  ----------
Balance, December
31, 1999              5,328,087       5,328      65,451     (37,557)     33,222

Shares issued for
cash pursuant to
Rule 505 offering     1,264,000       1,264     314,736           -     316,000

Shares issued to
extinguish warrants      60,000          60      14,940           -      15,000

Shareholder advance
converted to captial          -           -       2,000           -       2,000

Net (loss) for the
year ended
December 31, 2000             -           -           -    (168,680)   (168,680)
                     ----------  ----------  ----------  ----------  ----------
Balance, December
31, 2000              6,652,087  $    6,652  $  397,127  $ (206,237) $  197,542
                     ==========  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                           Future Carz, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
   Year Ended December 31, 2000, the Period From Inception (July 13,
                      1999) to December 31, 1999
  and the Period From Inception (July 13, 1999) to December 31, 2000

                                                  July 13,    July 13,
                                                    1999        1999
                                         Year    (Inception)  (Inception)
                                         ended         to          to
                                        December    December    December
                                        31, 2000    31, 1999    31, 2000
                                       ----------   ----------   ----------
Cash flows from operating
activities
  Net (loss)                           $ (168,680)  $  (37,557)  $ (206,237)
  Depreciation and amortization
   expense                                  2,015          333        2,348
  Loss on writedown of assets              19,667            -       19,667
  Services paid for by issuance                 -       10,259       10,259
   of common stock
  Financing costs paid for by              15,000            -       15,000
   issuance of common stock
  Adjustments to reconcile net
   (loss) to
  Cash (used in) operating
   activities:
    (Increase) in inventory               (15,550)           -      (15,550)
    (Increase) in interest                 (1,273)           -       (1,273)
     receivable - affiliates
    Increase in accounts payable            5,000            -        5,000
    Increase in accrued interest -
     stockholders                           2,840            -        2,840
                                       ----------   ----------   ----------
Net cash (used in) operating
activities                               (140,981)     (26,965)    (167,946)
                                       ----------   ----------   ----------
Cash flows from investing
activities:
  Advances on notes receivable -
   affiliates                            (138,000)           -     (138,000)
  Purchase of fixed assets                (26,844)      (8,473)     (35,317)
  Web development costs                         -      (20,000)     (20,000)
                                       ----------   ----------   ----------
Net cash (used in) investing
  activities                            (164,844)     (28,473)    (193,317)
                                       ----------   ----------   ----------
Cash flows from financing
activities:
  Proceeds from notes payable -            60,000            -       60,000
   stockholders
  Issuance of common stock                316,000       60,520      376,520
  Advance from shareholder                  2,000            -        2,000
                                       ----------   ----------   ----------
Net cash provided by financing
  activities                              378,000       60,520      438,520
                                       ----------   ----------   ----------
Net increase in cash                       72,175        5,082       77,257
Cash - beginning                            5,082            -            -
                                       ----------   ----------   ----------
Cash - ending                          $   77,257   $    5,082   $   77,257
                                       ==========   ==========   ==========
Supplemental disclosures:
Interest paid                          $        -   $        -   $        -
                                       ==========   ==========   ==========
Income taxes paid                      $        -   $        -   $        -
                                       ==========   ==========   ==========
Non-cash investing and
financing activities:
  Advance from shareholder
    converted to capital               $    2,000   $        -   $    2,000
                                       ==========   ==========   ==========

    The accompanying notes are an integral part of these financial statements.

                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

Note 1 - Summary of significant accounting policies

Organization

The Company was organized on July 13, 1999 under the laws of the State of Nevada as Future Carz.com, Inc. The Company's principal business objective is to be a leading consumer automotive internet site for automobile information and purchasing services. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. On November 6, 2000 the Company's shareholders approved an amendment to the Articles of Incorporation to change the Company's name to Future Carz, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Inventory

Inventories are stated at the lower of cost (based on the first- in, first-out method) or market and consists principally of autos held for retail.

Equipment

Property  and  equipment are recorded at cost.   Minor  additions  and
renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

          Office equipment       5 years
          Furniture and fixtures 7 years
          Leasehold improvements 7 years

Revenue Recognition

The Company recognizes revenue as an auto is sold and title passes. Cost of goods sold represents the cost of the auto and related selling expenses.

                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses were $0 and $550 for the year ended December 31, 2000 and the period ended December 31, 1999.

Website Development Costs

The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Fair Value of Financial Instruments

Fair  value  estimates discussed herein are based upon certain  market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and notes receivable and accounts payable and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long Lived Assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Earnings per Share

The  Company  follows Statement of Financial Accounting Standards  No.
128.  "Earnings  Per  Share"  ("SFAS No. 128").   Basic  earnings  per
common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.


                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000


Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect SFAS No. 133 to have a material impact on earnings or financial position.


                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2 - Notes Receivable - Affiliates

During the year ended December 31, 2000, the Company made various loans to Auto Central Discount, Inc., an affiliated entity, totaling $88,000. The promissory notes bear interest at 8% per annum with principal and interest payments in the amount of $23,760 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

During the year ended December 31, 2000, the Company loaned AdZone Interactive, Inc., an affiliated entity, $50,000. The Promissory Note bears interest at 8% per annum with principal and interest payments in the amount of $13,500 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

Interest income in the amount of $1,273 has been accrued as of December 31, 2000.

Note 3 - Fixed Assets

The Company's fixed assets at December 31, 2000 consist of the following:

          Furniture and fixtures    $  20,407
          Office equipment              8,473
          Leasehold improvements        6,437
                                    ---------
                                       35,317
          Less: Accumulated            (2,015)
          depreciation              ---------
                                    $  33,302
                                    =========

Depreciation expense totaled $2,015 for the year ended December 31, 2000 and $0 for the period ended December 31, 1999.

Note 4 - Web Development Costs

The Company incurred and capitalized $20,000 in web development costs during the period ended December 31, 1999. During November 2000, the Company abandoned the entire website except for the registered domain name. Accordingly, the net development costs of $19,667 have been written off in their entirety to "Loss on writedown of assets" as of December 31, 2000.

Note 5 - Notes Payable - Stockholders

On August 29, 2000, the Company borrowed $60,000 from three individuals ("Noteholders"). The Promissory Notes ("Notes") are due in full on February 28, 2001 and have no stated interest rate. Each individual has the option to convert all or some of the principal into shares

                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

of common stock at a price of $0.30 per share on or before the maturity date. On December 11, 2000, the Noteholders were issued 60,000 shares of the Company's $0.001 par value common stock at $.25 per share to extinguish warrants issued with the original Notes. Interest in the amount of $2,840 has been accrued and expensed as of December 31, 2000. (See Note 11).

Note 6 - Commitments

The Company has executed a three-year lease for 4,000 feet of building and office space located in Scottsdale, Arizona commencing November 1, 2000 in the amount $6,084 per month during November and December of 2000, and increasing to $7,667 per month thereafter, with incremental annual CPI increases. The minimum future rental payments total $260,678. Rent expense totaled $13,858 and $0 for the year ended December 31, 2000 and period ended December 31, 1999.

Summary of Future Minimum Lease Payments:

                  Fiscal Year               Amount
                  -----------              ---------
                    2001                   $  92,004
                    2002                      92,004
                    2003                      76,670
                                           ---------
                                           $ 260,678
                                           =========
Note 7 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal          (34.0%)
                    statutory rate

                    Valuation reserve     34.0%
                    reserve             ------

                    Total                    -%
                                        ======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $210,000 for tax purposes, which will be available to offset future taxable

                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

income. If not used, this carryforward will expire in 2019 and 2020. The deferred tax asset relating to the operating loss carryforward of approximately $72,000 has been fully reserved at December 31, 2000.

Note 8 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On July 29, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock to a shareholder in exchange for cash.

On November 30, 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,122,900 shares of its $0.001 par value common stock at a price of $0.05 per share for cash of $56,520. In addition, the Company issued 205,187 shares of its $0.001 par value common stock for services valued at $0.05 per share for a total of $10,259.

On November 1, 2000, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended. The Company sold 1,264,000 shares of its $0.001 par value common stock at a price of $0.25 per share for total cash of $316,000. The entire amount was funded by one individual who is now a director of the Company.

On December 11, 2000, the Company issued 60,000 shares of its $0.001 par value common stock at a price of $0.25 per share to 3 noteholders to extinguish warrants.

There are 1,264,000 warrants outstanding sold in conjunction with the Rule 505 offering. The warrants are exercisable at $0.50 per common share on a 1-for-1 basis after one year from the date of issuance and any outstanding warrants are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

Note 9 - Related Party Transactions

On September 1, 2000, the Company entered into a consulting agreement with Denford, LLC ("Denford") for services rendered during the development stage. Denford, LLC is owned by the Company's prior president, director and major shareholder. Pursuant to the terms of the agreement, the Company paid Denford $30,500 in consulting fees as of December 31, 2000. The agreement terminated on December 31, 2000.

On September 1, 2000, the Company entered into a consulting agreement with Financial Power Network, Inc. ("FPN") for services rendered during the development stage. FPN is owned by a Company shareholder. Pursuant to the terms of the agreement, the Company

                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

paid  FPN  $28,500 in consulting fees as of December  31,  2000.   The
agreement terminated on December 31, 2000.

During 2000, the Company reimbursed $16,983 relating to due diligence services and other related expenses to an affiliated entity.

Note 10 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended to December 31, 1999 of $37,557 and during the year ended December 31, 2000 of $168,680. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 11 - Subsequent Events

In January 2001, the Company formed a wholly owned subsidiary, AutoCarz, Inc. AutoCarz business objective is to launch a dealer network positioned to service the sub-prime credit segment of the auto leasing market.

On February 23, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with American Automotive Group, Inc. ("American"), whereby the Company acquired the assets of American in exchange for 3,000,000 shares of its $0.001 par value common stock. Pursuant to the Agreement, the holders of the shares shall have piggyback registration rights. In conjunction with the Agreement the Company also entered into a Noncompetition Agreement whereby American shall not compete with the Company for a period of 2 years from the date of the Agreement.

On February 23, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Auto Central Discount, Inc. ("Auto Central"), whereby the Company acquired the assets of Auto Central in exchange for 2,000,000 shares of its $0.001 par value common stock and the assumption of three Auto Central tenant leases, a consulting agreement, and a $225,000 promissory note. Pursuant to the Agreement, the holders of the shares shall have piggyback registration rights.


                           Future Carz, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           December 31, 2000

On February 26, 2001, the Company was loaned $98,021 from Terry Neild, a shareholder of the Company. The Company issued a Promissory Note ("Note") to Mr. Neild. The Note bears interest at 8% per annum. Principal and interest payments in the amount of $8,822 are due on the first day of each month commencing April 1, 2001 and ending March 1, 2002.

On March 6, 2001, the Noteholders agreed to be issued 10,000 shares of the Company's $0.001 par value common stock as enticements to extend the terms of the Notes to March 30, 2001. On April 3, 2001, the Notes remained unpaid. Accordingly, the Noteholders agreed to a superceding Repayment Agreement whereby the Company is to repay the $60,000 principal plus 15% interest per annum with the first payment of $2,500 due April 16, 2001, monthly principal and interest payments of $1,250 due the 15th of each month until November 15, 2001, and a final payment of $6,000 due on December 13, 2001.

On March 6, 2001, the Company commenced a Regulation D offering pursuant to Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. The Private Placement Memorandum offers investment units consisting of $10,000 Notes at 15% interest plus 1,000 shares of the Company's $0.001 par value common stock. On March 16, 2001, the Company sold three units for $30,000 to two individuals.

On March 9, 2001, the Company borrowed $25,000 from an individual. The promissory note bears interest at a rate of 8% per annum with quarterly principal and interest payments in the amount of $6,250 due March 31, June 30, September 30, and December 31, 2001.

The Company's board of directors authorized an additional $250,000 to be loaned to Auto Central Discount, Inc. during 2001, of which $90,000 has been advanced through March 31, 2001, bringing the aggregate loans to $178,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants

/15/


                               PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

             Name          Age      Position                 Appointed
        --------------    ----  -----------------------   -----------------
        Edward Heisler     34   President, Secretary,     December 21, 2000
                                 Treasurer and Director
        Hal B. Crawford*   42   Chairman of the           July 13, 1999
                                 Board, Director
        Terry Neild        60   Chairman of the           April 2, 2001
                                  Board, CEO

   * Hal Crawford resigned from the Company November 11, 2000. His successor, Terry Neild, was appointed April 2, 2001.

Edward Heisler, President, Secretary, Treasurer and Director - Mr. Heisler was responsible for the Training and Education Department of DaimlerChrysler. While with that automotive giant, he resolved union and management training issues, acquired 1.5 million dollars for training from state and federal sources, and facilitated seminars in lean manufacturing and tracking techniques and in communication, cost-cutting, and enhanced productivity. For Chrysler's first engine launch in 40 years -- an engine which later received one of Ward's top ten engine awards -- Mr. Heisler trained 750 employees in 55,000 hours over a one-year period. As Continuous Improvement Specialist at DaimlerChrysler, he implemented ongoing initiatives, facilitated in-plant tracking boards, and developed procedures and data tracking for ISO 9000/QS 9000 compliance. On December 21, 2000 he was named president and COO of Future Carz, Inc.

Terry W. Neild, CEO, Chairman of the Board and Director - Mr. Neild has over 30 years of experience in guiding the development of emerging companies at the board level. Most recently he was a director and co-founder of National Scientific Corporation, a technology company located in Scottsdale, Arizona. He has been a director and chaired a number of notable public companies including the Clearly Canadian Beverage Company, which he co-founded. Mr. Neild began his career as an accountant and controller for multi-national companies. He replaced Hal Crawford, who resigned from the position.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

/15/

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2000 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                   ANNUAL
                                COMPENSATION         ALL OTHER
NAME AND PRINCIPAL            SALARY     BONUS      COMPENSATION
     POSITION        YEAR      ($)        ($)           ($)
------------------   ----    -------     -----      ------------
  Edward Heisler     2000     78,000 (1)     0             0
  President, COO,
    Secretary,
   Treasurer and
     Director

  Hal B. Crawford    2000          0 (2)     0         7,000 (3)
   Treasurer and
     Director

Footnotes to Executive Compensation:

1. Mr. Heisler received $6,500 representing one month's worth of salary for services performed in December 2000. He will receive an annual salary of $78,000 beginning January 1, 2001.
2. Mr. Crawford had waived payment of a salary until such time as the Company was able to obtain necessary operating capital, however, he resigned from the Company in November, 2000. He did not accrue, nor is he entitled to compensation based on his employment with the Company.
3. On September 1, 2000, the Company entered into a consulting agreement with Denford, LLC ("Denford") for services rendered during the development stage. Denford, LLC is owned by the Company's prior president, director and major shareholder, Hal Crawford. Pursuant to the terms of the agreement, the Company paid Denford $30,500 in consulting fees as of December 31, 2000. The agreement terminated on December 31, 2000. Mr. Crawford personally received $7,000 from this contract.

   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

   COMPENSATION OF DIRECTORS

Our only directors are the current executive officers that are already drawing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

/16/

   EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group


                             COMMON STOCK

Name of Beneficial   Number of    % of Class
Owner (1)              Shares
------------------   ---------    ----------
Hal Crawford         4,000,000      75.07%
Terry Neild          1,264,000      19.00%
All Executive        5,264,000      94.07%
Officers and
Directors as a
Group

Footnotes to Principal Shareholders:

(1) The address of each beneficial owner is c/o 12624 Carmel Country Road, #82, San Diego, California 92130.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

/17/

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FUTURECARZ.COM, INC.


Date:  April 13, 2001



                                   By: /s/ Edward Heisler
                                   --------------------------
                                   Edward Heisler,
                                   President, Secretary and
                                    Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date:  April 13, 2001



By: /s/ Edward Heisler
----------------------
Edward Heisler,
President, Secretary and Treasurer (Principal Executive Officer)



Date:  April 13, 2001


By: /s/ Terry Neild
--------------------
Terry Neild
Chairmanof the Board, CEO and Director

/18/

INDEX TO EXHIBITS

Exhibit  Name and/or Identification of Exhibit
Number
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company filed July 13, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
          (b) By-Laws of the Company adopted July 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
  13   Annual or Quarterly Reports
          (a) Form 10-QSB for the three months ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
          (b) Form 10-QSB for the six months ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
          (c) Form 10-QSB for the nine months ended September 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
  23    Consent of Experts and Counsel

          Consents of independent public accountants