Form 10QSB
period 2001-03-31
FUTURE CARZ INC
filed 2001-05-29
CIK 1103546

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                        Future Carz, Inc.
                        -----------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0431029
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

8930 East Raintree, Suite 300, Scottsdale, AZ           85260
---------------------------------------------         ---------
  (Address of principal executive offices)            (Zip Code)

                         (480) 444-0080
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,652,087

/1/

                       FUTURE CARZ, INC.
                 (A Development Stage Company)


                       Table of Contents
                                                               Page

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

  Consolidated Balance Sheet as of March 31, 2001                 3

  Consolidated Statements of Operations For the Three Months      4
  Ended March 31, 2001 and 2000 and for the Period From
  Inception (July 13, 1999) to March 31, 2001

  Consolidated Statements of Cash Flows For the Three Months      5
  Ended March 31, 2001 and 2000 and for the Period From
  Inception (July 13, 1999) to March 31, 2001

  Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Plan of Operation           7

  PART II - OTHER INFORMATION

  Item 6. Exhibits                                                9

  SIGNATURES                                                     10

  /2/

                       Future Carz, Inc.
                 (A Development Stage Company)
                  Consolidated Balance Sheet
                        March 31, 2001
                          (unaudited)



Assets

Current assets:
Cash                                                  $     6,453
Notes receivable - affiliates                              51,596
                                                      -----------
Total current assets                                       58,049
                                                      -----------
Fixed assets, net                                         246,770
                                                      -----------
                                                      $   304,819
                                                      ===========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses                 $   106,755
Notes payable - stockholders                              196,000
                                                      -----------
Total current liabilities                                 302,755
                                                      -----------


Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000                    -
  shares authorized, no shares issued and
  outstanding
Common stock, $0.001 par value, 20,000,000                  8,652
  shares authorized, 8,652,087 shares issued
  and outstanding
Additional paid-in capital                              2,144,752
Deficit accumulated during the development stage
development stage                                      (2,151,339)
                                                      -----------
                                                            2,065
                                                      -----------
                                                      $   304,819
                                                      ===========

     The accompanying notes are an integral part of these consolidated financial statements.

/3/

                       Future Carz, Inc.
                 (A Development Stage Company)
             Consolidated Statements of Operations
      For the Three Months Ended March 31, 2001 and 2000
  and the Period From Inception (July 13, 1999) to March 31, 2001
                          (unaudited)



                                                          July 13, 1999
                                                           (Inception)
                                                                to
                                March 31,      March 31,     March 31,
                                  2001          2000            2001
                              ------------   ------------   ------------
Revenue                       $     62,691   $          -   $     62,691
                              ------------   ------------   ------------

Expenses:
General and administrative       1,994,501          6,303      2,177,156
Depreciation and amortization       14,285          1,424         16,633
                              ------------  -------------  -------------
                                 2,008,786          7,727      2,193,789
                              ------------  -------------  -------------

Net operating (loss)            (1,946,095)        (7,727)    (2,131,098)
                              ------------  -------------  -------------
Other income (expenses):
Interest income                      3,899              -          5,172
Interest expense                    (2,906)             -         (5,746)
Loss on writedown of assets              -              -        (19,667)
                              ------------  -------------  -------------
Net (loss)                    $ (1,945,102) $      (7,727) $  (2,151,339)
                              ============  =============  =============
Weighted average number
of common shares outstanding
- basic and fully diluted        7,474,309      5,328,087      5,503,932
                              ============  =============  =============

Net loss per share -          $      (0.26) $       (0.00) $       (0.39)
basic and fully diluted       ============  =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.

/4/

                       Future Carz, Inc.
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows
      For the Three Months Ended March 31, 2001 and 2000
  and the Period From Inception (July 13, 1999) to March 31, 2001
                          (unaudited)



                                                              July 13, 1999
                                                               (Inception)
                                                                    to
                                         March 31,   March 31,   March 31,
                                           2001        2000        2001
                                        ----------  ----------  ----------
Cash flows from operating activities
Net cash (used in)                      $  (82,585)  $   (6,303) $ (250,531)
operating activities                    ----------   ----------  ----------


Cash flows from investing activities
  Advances on notes receivable -
   affiliates                              (85,076)           -    (223,076)
  Purchase of fixed assets                 (39,143)           -     (74,460)
  Web development costs                          -            -     (20,000)
                                        ----------  -----------  ----------
Net cash (used in) investing activities   (124,219)           -    (317,536)
                                        ----------  -----------  ----------

Cash flows from financing activities
 Proceeds from notes payable -
  stockholders                             136,000       2,000      196,000
 Issuance of common stock                        -           -      376,520
 Advance from shareholder                        -           -        2,000
                                        ----------  ----------  -----------
Net cash provided by financing
 activities                                136,000       2,000      574,520
                                        ----------  ----------  -----------
Net increase (decrease) in cash            (70,804)     (4,303)       6,453
Cash - beginning                            77,257       5,082            -
                                        ----------  ----------  -----------
Cash - ending                           $    6,453  $      779  $     6,453
                                        ==========  ==========  ===========

Supplemental disclosures:
 Interest paid                          $        -  $        -  $         -
                                        ==========  ==========  ===========
 Income taxes paid                      $        -  $        -  $         -
                                        ==========  ==========  ===========
Non-cash investing and financing
 activities:
   Common stock issued for
    purchase of assets                  $1,750,000  $        -  $ 1,750,000
                                        ==========  ==========  ===========
Advance from shareholder
 converted to capital                   $        -  $        -  $     2,000
                                        ==========  ==========  ===========


     The accompanying notes are an integral part of these consolidated financial statements.

/5/

                       Future Carz, Inc.
                 (a Development Stage Company)
          Notes to Consolidated Financial Statements
                          (unaudited)


(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000 and for the two years then ended and the period from inception to December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of
common   shares   and   dilutive  common   stock   equivalents
outstanding.  During  the  periods  presented,  common   stock
equivalents were not considered, as their effect would be anti-dilutive.

/6/

     Item 2. Management's Discussion and Plan of Operation

Forward Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance of our services, our ability to close auto loans, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is a development stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. Through our wholly owned subsidiary formed in February 2001, AutoCarz, Inc. ("AutoCarz"), we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz applies a proven formula with rigorous controls to qualify potential borrowers. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

The AutoCarz system is aimed at providing individuals with an affordable lease on a quality pre-owned vehicle. While consumers are using the AutoCarz system, they work towards building back good credit, as the Company reports regularly to credit bureaus.

Results of Operations

In early 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. We currently have operations in San Diego, California; Mesa, Phoenix and
Glendale, Arizona; and Las Vegas, Nevada.

Additionally, our web site (www.futurecarz.com) has been remodeled to offer an array of features aimed at informing and educating interested parties about Future Carz, our products and services, corporate concept and potential for success.
Key features of the site include an overview of auto leasing, common terminology, detailed corporate information on the operations of Future Carz and useful links such as a link to the AutoCarz web site (www.autocarz.net) that allows potential customers to obtain information on leasing operations, or to access qualifications for leasing through AutoCarz.

/7/

We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on our operations.

Revenue for the three months ended March 31, 2001 was $62,691, as compared to the three month period ended March 31, 2000 in which no revenue was generated. The impact of the acquisition of Auto Central Discount has been accretive to revenues at a rate of approximately $10,000 per month and provided assets in the form of automobiles and automobile lease agreements.

Operating expenses for the three months ended March 31, 2001 were $2,008,786, as compared to the three month period ended March 31, 2000 in which we incurred $7,727 in operating expenses. $1,994,501 of the operating expenses reflected in the March 31, 2001 Statement of Operations are almost entirely related to the asset purchase of Auto Central Discount. Upon completion of the acquisition of certain assets of Auto Central Discount, Inc. we had 13 full time employees. As of May 21, 2001 we now have nine full time employees. After the acquisition, management identified overlapping functions and in an effort to cut costs reduced the total number of employees by four.

Future Business

Over the next six to nine months we plan to solidify the overall structure of the business plan. This will include keeping the key employee's obtained in the acquisitions as well as marketing our Auto Carz, Inc. brand through various ad campaign's i.e. news paper, internet, etc. Our goal is to become one of the leading alternative pre-owned auto- leasing sources in the nation.

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

Liquidity and Capital Resources

Net Loss. Due to the significant administrative expense related to the asset purchase of Auto Central Discount, we experienced a net loss of $1,945,102 in the quarter ended March 31, 2001, as compared to a net loss of $7,728 in the three month period ended March 31, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a larger number of leases before we become profitable.

We estimate our capital requirements to total approximately $68,000 per month for the next 12 to 24 months. We are currently in the process of conducting a Rule 506 $1,000,000 Private Placement Offering to raise additional cash. It is expected that the proceeds from this offering, in addition to the roughly $10,000 in revenue being generated on a monthly basis, will be sufficient to continue existing operations over this period. In addition, the Company anticipates that short term operational loans will be available from shareholders.

/8/

                  PART II - OTHER INFORMATION

                       Item 6. Exhibits


  Exhibi  Name and/or Identification of Exhibit
  t
  Number
     3         Articles of Incorporation & By-Laws
                  (a)Articles of Incorporation of the Company filed July 13, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                  (b)By-Laws of the Company adopted July 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.


Reports on Form 8-K

Incorporated by reference Form 8-K filed on March 12, 2001 for acquisition of assets.

Incorporated by reference Form 8-K filed on March 14, 2001 for change in accountants.

/9/

                          SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Future Carz, Inc.
-----------------------------------------------------------------
                         (Registrant)




Date:  May 25, 2001
     ---------------------



By: /s/ Edward Heisler
    ----------------------
    Edward Heisler, President, Secretary,
     Treasurer and Director


/12/