Form 10QSB
period 2001-06-30
FUTURE CARZ INC
filed 2001-08-30
CIK 1103546

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:
                        Future Carz, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0431029
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

8930 East Raintree, Suite 300, Scottsdale, AZ           85260
---------------------------------------------           -----
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

/1/
                       FUTURE CARZ, INC.



                       Table of Contents
                                                               Page

  PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

           Consolidated Balance Sheet as of June 30, 2001 (Unaudited)      3

           Consolidated Statements of Operations For the Three and         4
            Six Months Ended June 30, 2001 and 2000 (Unaudited)

           Consolidated Statements of Cash Flows For the Three and         5
            Six Months Ended June 30, 2001 and 2000 (Unaudited)

           Notes to Consolidated Financial Statements                      6

       Item 2. Management's Discussion and Plan of Operation               7

  PART II - OTHER INFORMATION

       Item 6. Exhibits                                                  10

  SIGNATURES                                                             11

/2/

                       Future Carz, Inc.
                  Consolidated Balance Sheet
                         June 30, 2001
                          (Unaudited)



Assets

Current assets:
  Cash                                           $     6,759
  Accounts receivable                                 15,190
                                                 -----------
   Total current assets                               21,949
                                                 -----------
  Fixed assets, net                                  238,630
                                                 -----------
                                                 $   260,579
                                                 ===========

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accounts payable                               $   292,480
  Notes payable - stockholders                       237,917
                                                 -----------
   Total current liabilities                         530,397
                                                 -----------


Stockholders' (Deficit):
  Preferred stock, $0.001 par value,                       -
   5,000,000 shares authorized, no shares
   issued and outstanding
  Common stock, $0.001 par value,                      8,652
   20,000,000 shares authorized, 8,652,087
   shares issued and outstanding
  Additional paid-in capital                       2,145,127
  Accumulated (deficit)                           (2,423,597)
				                         -----------
                                                    (269,818)
                                                 -----------
                                                 $   260,579
                                                 ===========



     The accompanying notes are an integral part of these consolidated financial statements.

/3/

                       Future Carz, Inc.
             Consolidated Statements of Operations
                          (Unaudited)

                             For the     For the      For the      For the
                          Three Months Three Months  Six Months   Six Months
                              Ended       Ended        Ended         Ended
                             June 30,    June 30,     June 30,      June 30,
                               2001        2000         2001          2000
                           -----------  -----------  -----------  -----------

Revenue                    $    70,654  $         -  $   134,134  $         -
                           -----------  -----------  -----------  -----------
Expenses:
 General and                   330,485          558    2,325,726        6,862
  administrative
 Depreciation and               12,405        1,091       21,096        2,514
  amortization             -----------  -----------  -----------  -----------
                               342,890        1,649    2,346,822        9,376
                           -----------  -----------  -----------  -----------
Net Operating (loss)          (272,236)      (1,649)  (2,212,688)      (9,376)

Other income (expenses):
 Interest income                 3,500            -        7,399            -
 Interest expense               (5,736)           -      (12,071)           -
 Loss on writedown of                -            -            -            -
  assets                   -----------  -----------  -----------  -----------

Net (loss)                 $  (274,472) $    (1,649) $(2,217,360) $    (9,376)
                           ===========  ===========  ===========  ===========
Weighted average number
 of common shares
 outstanding - basic
 and fully diluted           8,652,087    5,328,087    8,069,669    5,328,087
                           ===========  ===========  ===========  ===========

Net (loss) per share
 - basic and fully
 diluted                   $     (0.03) $     (0.00) $     (0.27) $     (0.00)
                           ===========  ===========  ===========  ===========


     The accompanying notes are an integral part of these consolidated financial statements.

/4/

                       Future Carz, Inc.
             Consolidated Statements of Cash Flows
                          (Unaudited)





                                                For the      For the
                                                  six          six
                                                 months       months
                                                  ended        ended
                                                 June 30,     June 30,
                                                   2001         2000
                                                ----------   ----------

Net cash (used in) operating activities         $ (208,184)  $   (4,862)
                                                ----------   ----------

Cash flows from investing activities
  Advances on notes receivable                           -            -
  Purchase of fixed assets                         (37,391)           -
  Web development costs                                  -            -
                                                 ---------   ----------
Net cash (used in) investing activities            (37,391)           -
                                                 ---------   ----------

Cash flows from financing activities
  Proceeds from notes payable - stockholders       175,077            -
  Issuance of common stock                               -            -
  Advance from shareholder                               -            -
                                                 ---------   ----------
Net cash provided by financing activities          175,077            -
                                                 ---------   ----------
Net increase (decrease) in cash                    (70,498)      (4,862)
Cash - beginning                                    77,257        5,082
                                                 ---------   ----------
Cash - ending                                    $   6,759   $      220
                                                 =========   ==========


     The accompanying notes are an integral part of these consolidated financial statements.

/5/

                       Future Carz, Inc.
          Notes to Consolidated Financial Statements
                          (Unaudited)


Note 1:  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

Note 2:  Earnings Per Share

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

Note 3:  Subsequent Events

On July 12, 2001 the Company entered into an Asset Purchase Agreement ("Agreement") with American Automotive Group, Inc. ("American"), whereby the Company acquired the assets of American in exchange for 3,000,000 shares of its $0.001 par value common stock. Pursuant to the Agreement, the holders of the shares shall have piggyback registration rights. In conjunction with the Agreement the Company also entered into a Noncompetition Agreement whereby American shall not compete with the Company for a period of 2 years from the date of the Agreement.

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

General

  Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The Company was in the development stage through February 23, 2001. Through our wholly owned subsidiary formed in February 2001, AutoCarz, Inc. ("AutoCarz"), we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz applies a proven formula with rigorous controls to qualify potential borrowers. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

  The AutoCarz system is aimed at providing individuals with an affordable lease on a quality pre-owned vehicle. While consumers are using the AutoCarz system, they work towards building back good credit, as the Company reports regularly to credit bureaus.

Results of Operations

  In early 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. We currently have operations in San Diego, California, and Glendale and Scottsdale, Arizona.

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

 Comparative

  Revenue for the three months ended June 30, 2001 was $70,654, six months ended June 30, 2001 was $134,134, as compared to the three and six month periods ended June 30, 2000 when we reported no revenue. We have steadily increased revenue since inception due to the growing acceptance in the marketplace for our products and services. The Company upon purchase of certain assets of Auto Central Discount, Inc. initiated auto-leasing operations.

  Total operating expenses for the three months ended June
30, 2001 were $342,890. This represents an increase of $341,241 in total operating expenses from the comparable three month period ended June 30, 2000, when we reported total operating expenses of $1,649. Total operating expenses for the six months ended June 30, 2001 were $2,346,822. This represents an increase of $2,337,446 in total operating expenses from the comparable six month period ended June 30, 2000, when we reported total operating expenses of $9,376.
The Company's operating expenses include the necessary sales, general and administrative expenses associated with the auto-leasing operations and include $1,565,940 of financing costs associated with the Auto Central Discount asset purchase.

  As we establish our brand name in the marketplace, we believe that our need for outside consultants will be greatly diminished once initial development stage activities are completed and continue to generate increasing revenues. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

  Due to our general and administrative expenses incurred year to date, we recorded a net loss for the six months ended June 30, 2001 of $2,217,360 as compared to the loss of $9,376 reported in the comparable period of 2000. Furthermore, as of June 30, 2000 the company had a working capital deficit of $508,448. The net cash used in operational activities for the six months ended June 30, 2001 was $208,184 as compared to net cash used in operational activities of $4,862 reported in the comparable period of 2000.

Future Business

Over the next six to nine months we plan to solidify the overall structure of the business plan. This will include keeping the key employee's obtained in the acquisitions as well as marketing our Auto Carz, Inc. brand through various ad campaign's i.e. news paper, internet, etc. Our goal is to become one of the leading alternative pre-owned auto-leasing sources in the nation.

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

/8/

Liquidity and Capital Resources

Net Loss. Due to the significant administrative expense related to the asset purchase of Auto Central Discount, we experienced a net loss of $2,217,360 for the six months ended June 30, 2001, as compared to a net loss of $9,376 in the six month period ended June 30, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a larger number of leases before we become profitable.

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

/9/

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


/10/

                          SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Future Carz, Inc.
--------------------------------------------------------------
                         (Registrant)




Date:     August 30, 2001
      ----------------------


By:    /s/ Edward Heisler
      ----------------------
      Edward Heisler, President, Secretary, Treasurer and Director

/11/