Form 10QSB
period 2001-09-30
FUTURE CARZ INC
filed 2001-12-06
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:    000-30554


                                Future Carz, Inc.
                                -----------------
             (exact name of registrant as specified in its charter)


Nevada                                                        88-0431029
------                                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


8930 East Raintree, Suite 300, Scottsdale, AZ                  85260
----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (480) 444-0080
                                                              --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of the Registrant's Common Stock, as of September 30, 2001:
8,652,087

                                FUTURE CARZ, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2001                                                           3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000         4

Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2001                  5

Notes to Consolidated Financial Statements                                                                    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                                                7-9

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                                     10
Item 2 Changes in Securities                                                                                 10
Item 3 Defaults Upon Senior Securities                                                                       10
Item 4 Submission of Matters to a Vote of Security Holders                                                   10
Item 5 Other Information                                                                                     10
Item 6 Exhibits and Reports on Form 8-K                                                                      10

         Signatures                                                                                          11


Item 1.  Financial Statements
                                Future Carz, Inc.
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

Assets
Current assets:
    Accounts receivable                                                      $      15,270
    Prepaid expenses                                                               446,667
                                                                                   -------
        Total current assets                                                       461,937
                                                                                   -------

Fixed assets, net                                                                  318,793

Other assets                                                                         1,425
                                                                                   -------
                                                                             $     782,155
                                                                                   =======

Liabilities and Stockholders' (Deficit)

Current liabilities:
    Bank overdraft                                                           $       6,523
    Accounts payable                                                               369,663
    Notes payable - stockholders                                                   256,959
                                                                                   -------
         Total current liabilities                                                 633,145
                                                                                   -------

Stockholders' (Deficit):
   Preferred stock, $0.001 par value,
      5,000,000 shares authorized, no shares
      issued and outstanding
   Common stock, $0.001 par value, 20,000,000
      shares authorized, 13,672,087 shares issued and                               13,672
      outstanding
   Additional paid-in capital                                                    4,549,272
   Accumulated (deficit)                                                        (4,413,934)
                                                                                -----------
                                                                                   149,010
                                                                                   -------
                                                                             $     782,155
                                                                                   =======

                                Future Carz, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   For the three months       For the three months      For the nine months      For the nine months
                                   ended September            ended September           ended September          ended September
                                   30, 2001                   30, 2000                  30, 2001                 30, 2000
                                   --------                   --------                  --------                 --------
Revenue                            $           42,313          $            -           $     176,447            $            -
                                   ------------------          --------------           -------------            --------------

Expenses:
General and Administrative                  1,863,929                  10,838               4,285,072                    17,700
Depreciation and amortization                  34,688                   1,424                  55,784                     4,271
                                            ---------                  ------               ---------                    ------
                                            1,898,617                  12,262               4,340,856                    21,971
                                            ---------                  ------               ---------                    ------

Net operating (loss)                       (1,856,304)                (12,262)             (4,164,409)                  (21,971)

Other income (expenses):
Interest income                                    -                       -                    3,899                          -
Interest expense                              (10,042)                     -                  (18,613)                         -
Loss on sale of assets                        (28,574)                     -                  (28,574)                         -
                                           -----------                --------              ----------                   --------

Net (loss)                         $       (1,894,920)         $      (12,262)          $  (4,207,697)            $      (21,971)
                                   ===================         ===============          ==============            ===============
Weighted average number of
common shares outstanding -
basic and fully diluted                    13,021,867               5,328,087              10,198,607                  5,328,087
                                   ===================         ===============          ==============            ===============

Net (loss) per share - basic
and fully diluted                  $            (0.15)         $        (0.00)          $       (0.41)            $        (0.00)
                                   ===================         ===============          ==============            ===============

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the nine months ended   For the nine months
                                                                                September 30, 2001          ended September 30, 2000
                                                                                ------------------          ------------------------
Cash flows from operating activities:
Net cash provided by (used in) operating activities                             $           (262,835)       $             44,300
                                                                                ---------------------       --------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                (37,391)                          -
     Proceeds on disposal of fixed assets                                                     30,350                           -
     Organization costs                                                                       (1,500)                          -
                                                                                ---------------------       --------------------

Net cash  (used in) investing activities                                                      (8,541)                          -
                                                                                ---------------------       --------------------

Cash flows from financing activities:
     Proceeds from notes payable - stockholders                                              194,119                           -
                                                                                ---------------------       --------------------
Net cash provided by financing activities                                                    194,119                           -
                                                                                ---------------------       --------------------

Net increase (decrease) in cash                                                 $            (77,257)       $             44,300
Cash - beginning                                                                              77,257                       5,082
                                                                                ---------------------       --------------------

Cash - ending                                                                   $                  -        $             49,382
                                                                                =====================       ====================

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

Note 3:  Stockholders' (deficit)

On  July  15,  2001  the  Company  entered  into  an  Asset  Purchase  Agreement
("Agreement") with American Automotive Group, Inc. ("American"), whereby the Company acquired the assets of American in exchange for 3,000,000 shares of its $0.001 par value common stock. Pursuant to the Agreement, the holders of the shares shall have piggyback registration rights. In conjunction with the Agreement the Company also entered into a Noncompetition Agreement whereby American shall not compete with the Company for a period of 2 years from the date of the Agreement.

During the quarter ended September 30, 2001, the Company entered into various consulting and employment agreements in exchange for 2,020,000 shares of the Company's common stock. The agreements range in term from six months to one year, and will be expensed accordingly.

Item 2. Management's Discussion and Plan of Operation

Forward Looking Statements
--------------------------

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

General
-------

Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The Company was in the development stage through February 23, 2001. We have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. We apply a proven formula with rigorous controls to qualify potential borrowers. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

Our system is aimed at providing individuals with an affordable lease on a quality pre-owned vehicle. While consumers are using the our system, they work towards building back good credit, as the Company reports regularly to credit bureaus.

Results of Operations
---------------------

In early 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. In July 2001, we completed the acquisition of certain assets of American Automotive Group, Inc. We currently have operations in San Diego, California, and Glendale and Scottsdale, Arizona.

Additionally, our web site (www.futurecarz.com) has been remodeled to offer an array of features aimed at informing and educating interested parties about Future Carz, our products and services, corporate concept and potential for success. Key features of the site include an overview of auto leasing, common terminology, and detailed corporate information on the operations of Future Carz.

We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on our operations.

Comparative
-----------

Revenue for the three months ended September 30, 2001 was $42,313, nine months ended September 30, 2001 was $176,447, as compared to the three and nine month periods ended September 30, 2000 when we reported no revenue. We have steadily increased revenue since inception due to the growing acceptance in the marketplace for our products and services. The Company upon purchase of certain assets of Auto Central Discount, Inc. initiated auto-leasing operations.

Total operating expenses for the three months ended September 30, 2001 were $1,898,617. This represents an increase of $1,886,355 in total operating expenses from the comparable three month period ended September 30, 2000, when we reported total operating expenses of $12,262. Total operating expenses for the nine months ended September 30, 2001 were $4,340,856. This represents an increase of $4,318,885 in total operating expenses from the comparable nine month period ended September 30, 2000, when we reported total operating expenses of $21,971. The Company's operating expenses include the necessary sales, general and administrative expenses associated with the auto-leasing operations and also include $1,565,940 and $1,566,300 of financing costs associated with the Auto Central Discount and American Automotive asset purchases.

As we establish our brand name in the marketplace, we believe that our need for outside consultants will be greatly diminished once initial development stage activities are completed and continue to generate increasing revenues. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

Due to our general and administrative expenses incurred year to date, we recorded a net loss for the nine months ended September 30, 2001 of $4,207,697 as compared to the loss of $21,971 reported in the comparable period of 2000. Furthermore, as of September 30, 2001 the company had a working capital deficit of $171,208. The net cash used in operational activities for the nine months ended September 30, 2001 was $262,835 as compared to net cash provided by operational activities of $44,300 reported in the comparable period of 2000.

Future Business
---------------

Over the next six to nine months we plan to solidify the overall structure of the business plan. This will include keeping the key employee's obtained in the acquisitions as well as marketing our system through various ad campaign's i.e. news paper, internet, etc. Our goal is to become one of the leading alternative pre-owned auto- leasing sources in the nation.

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

Liquidity and Capital Resources
-------------------------------

Net Loss. Due to the significant administrative expense related to the asset purchases of Auto Central Discount and American Automotive, we experienced a net loss of $4,207,697 for the nine months ended September 30, 2001, as compared to a net loss of $21,971 in the nine month period ended September 30, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a larger number of leases before we become profitable.

We estimate our capital requirements to total approximately $125,000 per month for the next 12 to 24 months. We are currently in the process of conducting a Rule 506 $1,000,000 Private Placement Offering to raise additional cash. It is expected that the proceeds from this offering, in addition to the roughly $15,000 in revenue being generated on a monthly basis, will be sufficient to continue existing operations over this period. In addition, the Company anticipates that short-term operational loans will be available from shareholders.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

None

                                 SIGNATURE PAGE

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               FUTURE CARZ, INC.

                                                           /s/ Edward C. Heisler
                                                           ---------------------
                                                               Edward C. Heisler
                                                                       President

Dated: December 4, 2001