Form 10KSB
period 2001-12-31
FUTURE CARZ INC
filed 2002-05-17
CIK 1103546

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                            ------------------------

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Transition Period from_________to __________

                         Commission File Number 0-29435


                                FUTURE CARZ, INC.
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                      88-0431029
 (State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

    8930 EAST RAINTREE, SUITE 100
          SCOTTSDALE, AZ                                  85260
(Address of principal executive offices)               (Zip code)

       Registrant's Telephone Number, Including Area Code: (480) 444-0080

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

     Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,543,032 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $3,774,803 as of December 31, 2001. (1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company. The number of shares of Common Stock outstanding as of December 31, 2001 was 5,543,032.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW AND HISTORY

Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is an operating company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

By the end of the fourth quarter we had decided to abandon the automobile leasing industry and start looking for a new business model. We are currently looking for a business model related to the automotive industry. In recent months we have been in negotiations with several candidates with assets of $12,000,000 or greater. It is the goal of management to acquire a NASDQ qualified company and restore shareholder value within the next several months.

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

EMPLOYEES

At present, we have 1 full-time employee who is the officer and director of the Company. Our employee is currently not represented by a collective bargaining agreement, and we believe that our relations with our employee is good.

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

LIMITED OPERATING HISTORY

We were incorporated on July 13, 1999, with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in evolving markets such as ours. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services we provide, the acceptance of our products and services, the ability to attract and retain a suitable user base, the ability to establish a large dealer network while maintaining high quality customer service, rapid technological change and the management of growth. In view of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

As a result of our limited operating history, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our operating results include (i) our ability to attract a new business model; (ii) our ability to upgrade and develop our systems and infrastructure; and (iii) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

Due to the foregoing factors, our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

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

Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as personal information, security breaches could damage our reputation and expose Future Carz to a risk of loss or litigation and possible liability. Security measures may not prevent security breaches and failure to prevent such security breaches may disrupt our operations.

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

POSSIBLE FUTURE ISSUANCE OF COMMON STOCK

The Company is authorized to issue up to 20,000,000 Shares of Common Stock. Presently, there are 5,543,032 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because our Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

ITEM 2. PROPERTIES.

Our corporate headquarters were located at 8930 E. Raintree, Suite 300, Scottsdale, AZ 85260. In December of 2001 we moved to 8930 E. Raintree, Suite 100, Scottsdale, AZ 85260. The dimension of the new office space is approximately 200 square feet. The space is at no charge to the corporation. We do not have any additional facilities, nor are there proposed programs for the renovation, improvement or development of the properties currently being utilized by us.

ITEM 3. LEGAL PROCEEDINGS.

We are currently listed as a defendant in a lawsuit against American Automotive Corporation and its officers by a few of their previous shareholders. We feel Future Carz is protected by the agreement between the company and American Automotive Corporation and do not see any merit to the lawsuit related to Future Carz.

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

          The following nominees were elected:

    NAME OF NOMINEE      DIRECTOR SINCE       AGE           POSITION
    ---------------      --------------       ---           --------
    Hal B. Crawford*      July, 1999          42        President/CEO/
                                                        Treasurer and Director

    Denise Crawford*      July, 1999          40        Secretary and Director

----------
* however, on November 11, 2000, Hal B. Crawford and Denise Crawford resigned from the Board of Directors and left the Company. At the same time Ed Heisler was appointed to the Board or Directors, and named President, Secretary and Treasurer of Future Carz, Inc. On April 2, 2001, Terry Neild was appointed as Chairman of the Board and CEO and later resigned on May 29, 2001.

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

                                                      HIGH           LOW
                                                      ----           ---
   January 1, 2001 - March 31, 2001                   1.39           .88
   April 1, 2001 - June 30, 2001                      1.36           .15
   July 1, 2001 - September 30, 2001                   .99           .27
   October 1, 2001 - December 31, 2001                 .45           .05

HOLDERS

As of December 31, 2001 there were 174 stockholders of record of our Common
Stock.

DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

On November 1, 2000 the Company completed an offering of shares of restricted common stock of the Company pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, whereby it sold 421,333 shares of Restricted Common Stock to 5 accredited shareholders of record. These shares were sold at the price of $0.75 per share for cash of $316,000. The company filed notice filings in New York, Arizona, and Texas. The offering was sold exclusively in the states in which notice was given.

On December 11, 2000, the Company issued 20,000 shares of its $0.001 par value common stock at a price of $0.75 per share to 3 noteholders to extinguish warrants.

There are 421,333 warrants outstanding sold in conjunction with the Rule 505 offering. The warrants are exercisable at $1.50 per common share on a 1-for-1 basis after one year from the date of issuance and any outstanding warrants are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

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

GENERAL

We were organized in July 13, 1999, as a developmental stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

By the end of the fourth quarter we had decided to abandon the automobile leasing industry and start looking for a new business model. We are currently looking for a business model related to the automotive industry. In recent months we have been in negotiations with several candidates with assets of $12,000,000 or greater. It is the goal of management to acquire a NASDQ qualified company and restore shareholder value within the next several months.

RESULTS OF OPERATIONS

In early 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. In July 2001, we completed the acquisition of certain assets of American Automotive Group, Inc.

Additionally, our web site (www.futurecarz.com) had been remodeled to offer an array of features aimed at informing and educating interested parties about Future Carz, our products and services, corporate concept and potential for success. Key features of the site include an overview of auto leasing, common terminology, and detailed corporate information on the operations of Future Carz.

COMPARATIVE

Revenue for the year ended December 31, 2001 was $180,096 as compared to the year ended December 31, 2000 when we reported no revenue. We had steadily increased revenue since inception due to the growing acceptance in the marketplace for our products and services. The Company upon purchase of certain assets of Auto Central Discount, Inc. initiated auto-leasing operations.

Total operating expenses for the year ended December 31, 2001 were $4,790,392. This represents an increase of $4,692,946 in total operating expenses from the year ended December 31, 2000, when we reported total operating expenses of $147,446. The Company's operating expenses include the necessary sales, general and administrative expenses associated with the auto-leasing operations and also include $1,565,940 and $1,568,400 of financing costs associated with the Auto Central Discount and American Automotive asset purchases.

We recorded a net loss for the year ended December 31, 2001 of $5,162,210 as compared to the loss of $168,680 reported in 2000. Furthermore, as of December 31, 2001 the company had a working capital deficit of $599,405. The net cash used in operational activities for the year ended December 31, 2001 was $297,398 as compared to net cash used in operational activities of $140,981 reported in 2000.

FUTURE BUSINESS

Over the next year we plan to search for a new business plan.

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. Due to the significant finance expense related to the asset purchases of Auto Central Discount and American Automotive and consulting and employee contracts, we experienced a net loss of $5,162,210 for the year ended December 31, 2001, as compared to a net loss of $168,680 in 2000.

We estimate our capital requirements to total approximately $15,000 per month for the next 2 to 4 months. We are currently in the process of searching for a new business model and expect this estimate to change based on the operating requirements of that model.

ITEM 7. FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Future Carz, Inc.

We have audited the accompanying balance sheet of Future Carz, Inc. as of December 31, 2001, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Carz, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses and has working capital and stockholders' deficits. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
May 15, 2002

                                FUTURE CARZ, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS

Current assets:
  Accounts receivable                                               $     7,541
  Note receivable                                                         1,000
  Assets held for sale                                                   26,727
                                                                    -----------
       Total current assets                                              35,268
                                                                    -----------

Fixed assets, net                                                        16,753
                                                                    -----------

                                                                    $    52,021
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Bank overdraft                                                    $       814
  Accounts payable and accrued expenses                                 329,344
  Accrued interest                                                        8,985
  Accrued interest - related parties                                     16,805
  Due to related party                                                   19,279
  Notes payable - current                                               174,946
  Notes payable - related parties - current                              84,500
                                                                    -----------
       Total current liabilities                                        634,673
                                                                    -----------
Long-term liabilities:
  Notes payable                                                           6,750
  Notes payable - related parties                                        42,500
                                                                    -----------
                                                                         49,250
                                                                    -----------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 5,543,032 shares issued and outstanding                    5,543
  Additional paid-in capital                                          5,727,146
  Deferred compensation                                                (996,144)
  Accumulated (deficit)                                              (5,368,447)
                                                                    -----------
                                                                       (631,902)
                                                                    -----------

                                                                    $    52,021
                                                                    ===========

                                FUTURE CARZ, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000


                                                     2001               2000
                                                  -----------       -----------

Revenue                                           $   180,096       $        --
                                                  -----------       -----------
Expenses:
  General and administrative                        4,775,462            69,448
  Fees paid to affiliates                                  --            75,983
  Depreciation and amortization                        14,930             2,015
                                                  -----------       -----------
                                                    4,790,392           147,446
                                                  -----------       -----------

Net operating (loss)                               (4,610,296)         (147,446)

Other income (expenses):
  Interest income                                       1,018             1,273
  Interest expense                                    (27,347)           (2,840)
  (Loss) on disposal of assets                       (195,410)               --
  (Loss) on writedown of assets                      (330,175)          (19,667)
                                                  -----------       -----------

Net (loss)                                        $(5,162,210)      $  (168,680)
                                                  ===========       ===========
Weighted average number of common shares
 outstanding - basic and fully diluted              4,067,233         5,543,836
                                                  ===========       ===========

Net (loss) per share - basic and fully diluted    $     (1.27)      $     (0.03)
                                                  ===========       ===========

                                FUTURE CARZ, INC.
                      Statement of Stockholders' (Deficit)
                 For the Years Ended December 31, 2001 and 2000

                                                      Common Stock        Additional                                    Total
                                                    ------------------     Paid-in      Deferred      Accumulated   Stockholders'
                                                    Shares      Amount     Capital    Compensation     (Deficit)      (Deficit)
                                                    ------      ------     -------    ------------     ---------      ---------
Balance, January 1, 2000                           1,776,029    $1,776   $   69,003    $      --     $   (37,557)   $    33,222

  Shares issued for cash
  pursuant to Rule 505 offering                      421,333       421      315,579           --              --        316,000

  Shares issued to
  extinguish warrants                                 20,000        20       14,980           --              --         15,000

  Shareholder advance
  converted to capital                                    --        --        2,000           --              --          2,000

  Net (loss) for the year                                 --        --           --           --        (168,680)      (168,680)
                                                   ---------    ------   ----------    ---------     -----------    -----------

Balance, December 31, 2000                         2,217,362    $2,217   $  401,562    $      --     $  (206,237)   $   197,542

  Shares issued in exchange for services           1,285,669     1,286    1,590,724     (996,144)             --        595,866

  Purchase of assets of Auto Central Discount      1,000,000     1,000    1,929,000           --              --      1,930,000

  Purchase of assets of American Automotive Group  1,000,000     1,000    1,739,000           --              --      1,740,000

  Shares issued in exchange for note agreements       23,334        23       42,377           --              --         42,400

  Shares issued in exchange for option agreement      16,667        17       24,483           --              --         24,500

  Net (loss) for the year                                 --        --           --           --      (5,162,210)    (5,162,210)
                                                   ---------    ------   ----------    ---------     -----------    -----------

Balance, December 31, 2001                         5,543,032    $5,543   $5,727,146    $(996,144)    $(5,368,447)   $  (631,902)
                                                   =========    ======   ==========    =========     ===========    ===========

                                FUTURE CARZ, INC.
                            Statements of Cash Flows
                 For the Years ended December 31, 2001 and 2000

                                                                          2001                 2000
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(5,162,210)        $  (168,680)
  Depreciation and amortization expense                                     14,930               2,015
  (Loss) on writedown of assets                                            (98,112)             19,667
  Common stock issued for services                                       1,592,010                  --
  Common stock issued for deferred compensation                           (996,144)                 --
  Financing costs paid for by issuance of common stock                      42,400              15,000
  Disposal of assets                                                        30,174                  --
  Write off of note receivable and related interest                         51,273                  --
  Bad debt expense                                                          11,928                  --
  Issuance of common stock for option to purchase                           24,500                  --
  Write off of note receivable cancelled through asset purchase             88,000                  --
  Asset purchase through issuance of common stock                        3,670,000                  --
  Changes in:
    Accounts receivable                                                    (19,469)                 --
    Note receivable                                                         (1,000)                 --
    Assets held for sale                                                    86,935             (15,550)
    Interest receivable - affiliates                                            --              (1,273)
    Bank overdraft                                                             814                  --
    Accounts payable                                                       324,344               5,000
    Accrued interest                                                         8,985                  --
    Accrued interest - related parties                                      13,965               2,840
    Due to related party                                                    19,279                  --
                                                                       -----------         -----------
Net cash (used in) operating activities                                   (297,398)           (140,981)
                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances on notes receivable - affiliates                                     --            (138,000)
  Purchase of fixed assets                                                 (28,555)            (26,844)
                                                                       -----------         -----------
Net cash (used in) investing activities                                    (28,555)           (164,844)
                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                              181,696                  --
  Proceeds from notes payable - related parties                             67,000              60,000
  Issuance of common stock                                                      --             316,000
  Advance from shareholder                                                      --               2,000
                                                                       -----------         -----------
Net cash provided by financing activities                                  248,696             378,000
                                                                       -----------         -----------

Net increase (decrease) in cash                                            (77,257)             72,175
Cash - beginning                                                            77,257               5,082
                                                                       -----------         -----------
Cash - ending                                                                   --         $    77,257
                                                                       ===========         ===========
Supplemental disclosures:
    Interest paid                                                      $        --         $        --
                                                                       ===========         ===========
    Income taxes paid                                                  $        --         $        --
                                                                       ===========         ===========
Non-cash investing and financing activities:
  Advance from shareholder converted to capital                        $        --         $     2,000
                                                                       ===========         ===========

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized on July 13, 1999 under the laws of the State of Nevada as Future Carz.com, Inc. The Company's principal business objective is to be a leading consumer automotive internet site for automobile information and purchasing services. On November 6, 2000 the Company's shareholders approved an amendment to the Articles of Incorporation to change the Company's name to Future Carz, Inc. For periods prior to January 1, 2001, the Company was in the development stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Inventory

Inventories are stated at the lower of cost (based on the first- in, first-out method) or market and consists principally of autos held for retail.

Equipment

Equipment is recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

              Office equipment                      5 years
              Furniture and fixtures                7 years
              Leasehold improvements                7 years

Revenue Recognition

The Company recognizes revenue as an auto is sold and title passes.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses were $20,257 and $0 for the years ended December 31, 2001 and 2000.

Website Development Costs

The website comprises multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company incurs external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs are capitalized in accordance with Statement of Position 98-1 "Accounting for the costs of Computer Software Developed or Obtained for Internal Use." All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents (bank overdraft), accounts receivable, note receivable, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001 there were no such impairments.

Net (Loss) Per Common Share

The Company follows Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Segment Reporting

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 2 - NOTES RECEIVABLE - AFFILIATES

During the year ended December 31, 2000, the Company made various loans to Auto Central Discount, Inc., an affiliated entity, totaling $88,000. The promissory notes bore interest at 8% per annum with principal and interest payments in the amount of $23,760 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. This note and the related accrued interest were written off in 2001 when the Company purchased the assets of Auto Central Discount, Inc. (Note 11).

During the year ended December 31, 2000, the Company loaned AdZone Interactive, Inc., an affiliated entity, $50,000. The promissory note bore interest at 8% per annum with principal and interest payments in the amount of $13,500 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. This note and the related accrued interest were determined to be uncollectible and written off in 2001.

NOTE 3 - ASSETS HELD FOR SALE

At December 31, 2001, the Company had $26,727 of assets held for sale. These assets are automobiles that were sold subsequent to year end. The automobiles are recorded at their net realizable value. A loss on the write down of these assets of $64,623 was recognized at December 31, 2001.

NOTE 4 - WEB DEVELOPMENT COSTS

The Company incurred and capitalized $20,000 in web development costs during the period ended December 31, 1999. During November 2000, the Company abandoned the entire website except for the registered domain name. Accordingly, the net development costs of $19,667 have been written off in their entirety to "Loss on writedown of assets" as of December 31, 2000.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2001 consist of the following:

      Office equipment                                           $ 20,020
      Leasehold improvements                                        7,901
                                                                 --------
                                                                   27,921
      Less: Accumulated depreciation                              (11,168)
                                                                 --------
                                                                 $ 16,753
                                                                 ========

Depreciation expense totaled $14,930 and $2,015 for the years ended December 31, 2001 and 2000.

NOTE 6 - NOTES PAYABLE

On August 29, 2000, the Company borrowed $60,000 from three individuals ("Noteholders"). The Promissory Notes ("Notes") were originally due on February 28, 2001 but were extended until December 13, 2001 with an interest rate of 15%. Each individual has the option to convert all or some of the principal into shares of common stock at a price of $0.30 per share on or before the maturity date. On December 11, 2000, the Noteholders were issued 20,000 shares of the Company's $0.001 par value common stock at $.75 per share to extinguish warrants issued with the original Notes. Interest in the amount of $2,840 has been accrued and expensed as of December 31, 2000. The Company defaulted on the notes. The notes remain outstanding including accrued interest of $9,000 at December 31, 2001. (See Note 9). Two shareholders purchased the notes from the noteholders and assumed the liability subsequent to year end.

During the year ended December 31, 2001, the Company entered into several notes with various individuals and Companies evidenced with promissory notes valued at $248,696. The interest rate on these notes varies between 8 and 20%. The notes have various due dates and terms. A number of these notes are to related parties. (See Note 10).

On November 8, 2001, the Company entered into a note with an unrelated party for $50,000 with interest at 20%. The amount was due within 30 days, however, if not paid within the 30 days, payments of $5,000 a month will be made until the principal and interest are paid in full.

Future payments on the notes are as follows:

      Year
      ----
      2002                    $259,446
      2003                      26,500
      2004                      22,750
                              --------
                              $308,696
                              ========

As of December 31, 2001, accrued interest on these notes was $25,790; of this amount $16,805 is interest payable to related parties.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 7 - COMMITMENTS

The Company has executed a three-year lease for 4,000 feet of building and office space located in Scottsdale, Arizona commencing November 1, 2000 in the amount $6,084 per month during November and December of 2000, and increasing to $7,667 per month thereafter, with incremental annual CPI increases.

The Company entered into a one-year lease for approximately 1,200 feet of office space in Glendale, Arizona on February 1, 2001 in the amount of $800 per month.

The Company entered into a one-year lease for office space on March 1, 2001 in the amount of $1,100 per month.

Rent expense totaled $108,427 and $13,858 for the years ended December 31, 2001 and 2000.

Summary of Future Minimum Lease Payments:

         Fiscal Year           Amount
         -----------           ------
             2002             $ 96,104
             2003               76,670
                              --------
                              $172,774
                              ========

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes," which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

      U.S federal statutory rate                        (34.0%)

      Valuation reserve                                  34.0%
                                                        -----
      Total                                                --%
                                                        =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $5,304,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020 and 2021. The deferred tax asset relating to the operating loss carryforward of approximately $1,803,000 has been fully reserved at December 31, 2001. The change in the deferred tax asset during the year ended December 31, 2001 was $1,011,000.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9 - STOCKHOLDERS' (DEFICIT)

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On July 29, 1999, the Company issued 1,333,333 shares of its $0.001 par value common stock to a shareholder in exchange for cash.

On November 30, 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 374,300 shares of its $0.001 par value common stock at a price of $0.15 per share for cash of $56,520. In addition, the Company issued 68,396 shares of its $0.001 par value common stock for services valued at $0.15 per share for a total of $10,259.

On November 1, 2000, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended. The Company sold 421,333 shares of its $0.001 par value common stock at a price of $0.75 per share for total cash of $316,000. The entire amount was funded by one individual who is now a director of the Company.

On December 11, 2000, the Company issued 20,000 shares of its $0.001 par value common stock at a price of $0.75 per share to 3 noteholders to extinguish warrants.

There are 421,333  warrants  outstanding  sold in conjunction  with the Rule 505 offering. The warrants are exercisable at $1.50 per common share on a 1-for-1 basis after one year from the date of issuance and any outstanding warrants are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

During 2001, the Company issued 33,334 shares of its $0.001 par value common stock to two shareholders at a price of $0.90 per share in exchange for services performed.

During 2001, the Company issued 1,248,335 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $1,553,250. At December 31, 2001, the Company had deferred stock compensation expense of $996,144 for the services that have not been performed.

On February 23, 2001 the Company issued 666,667 shares of its $0.001 par value common stock at a price of $2.625 per share related to the Asset Purchase of Auto Central Discount. (Note 11).

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


On March 6, 2001, the Company commenced a Regulation D offering pursuant to Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. The Private Placement Memorandum offers investment units consisting of $10,000 Notes at 15% interest plus 333 shares of the Company's $0.001 par value common stock. On March 16, 2001, the Company issued 10,000 shares of its $0.001 par value common stock at a price of $1.56 per share and a $30,000 note to two individuals. Also, on July 20, 2001, the Company issued 10,000 shares of its $0.001 par value common stock at a price of $2.46 per share and a $30,000 note to an individual.

On April 3, 2001, the Company issued 3,334 shares of its $0.001 par value common stock at a price of $0.66 per share to three noteholders to comply with the terms of the note.

On April 12, 2001, the Company issued 333,333 shares of its $0.001 par value common stock at a price of $0.30 per share to various key employees of Auto Central Discount in relation to the Asset Purchase Agreement. (Note 11)

On July 12, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock at a price of $1.74 per share related to the Asset Purchase of American Automotive Group. (Note 11).

On August 13, 2001, the Company issued 4,000 shares of its $0.001 par value common stock at a price of $2.19 per share in exchange for services performed.

On November 9, 2001, the Company issued 16,667 shares of its $0.001 par value common stock at a price of $1.47 per share to an individual in relation to an option agreement the Company entered. (Note 11).

On January 5, 2002, the Company had a 1:3 reverse stock split on the common stock. All stock transactions have been retroactively adjusted to reflect the effect of the split.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

On September 1, 2000, the Company entered into a consulting agreement with Financial Power Network, Inc. ("FPN") for services rendered during the development stage. FPN is owned by a Company shareholder. Pursuant to the terms of the agreement, the Company paid FPN $28,500 in consulting fees as of December 31, 2000. The agreement terminated on December 31, 2000.

During 2000, the Company reimbursed $16,983 relating to due diligence services and other related expenses to an affiliated entity.

During the year, a stockholder of the Company advanced funds to the Company for operating expenses. At December 31, 2001 the Company owed the related party $19,279.

During the year various related parties entered into promissory notes with the Company. As of December 31, 2001, $127,000 in principal and $16,805 interest is payable to the related parties.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 11 - ASSET PURCHASE AGREEMENTS

On February 23, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Auto Central Discount, Inc. ("Auto Central"), whereby the Company acquired the assets of Auto Central in exchange for 666,667 shares of its $0.001 par value common stock, 333,333 shares of its $0.001 par value common stock to obtain the services of key employees of Auto Central, and the assumption of three Auto Central tenant leases, a consulting agreement, and a $225,000 promissory note. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On July 12, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with American Automotive Group, Inc. ("American"), whereby the Company acquired the assets of American in exchange for 1,000,000 shares of its $0.001 par value common stock. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On November 9, 2001, the Company entered into an option agreement with Pendleton Investment, Inc. and Flash Funding, Inc. ("Seller"). The option agreement was to grant the Company an option to purchase the Seller's business. The Seller owns and operates a certain used automobile sales business and car financing operations at two locations. The Company issued 16,667 shares of its common stock and paid $50,000 to the Seller for the option price as per the Agreement. The Company later decided not to exercise its option.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the years ended December 31, 2001 and 2000 of $5,162,210 and $168,680. In addition, the
Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 13 - SUBSEQUENT EVENTS

The Company issued 606,740 shares of its $0.001 par value common stock in exchange for the payment of various notes outstanding with balances of $241,696.

The Company issued 50,698 shares of its $0.001 par value common stock to a related party in exchange for monies owed to him for operating expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

   Name         Age        Position                         Appointed
   ----         ---        --------                         ---------
Edward Heisler  36    President, Secretary,      December 21, 2000/May 29, 2001/
                      Treasurer, C.E.O. and      April 29, 2002
                      Chairman of the Board

Terry Neild     61    Chairman of the Board, CEO  April 2, 2001

----------
* Terry Neild, was appointed April 2, 2001 and resigned on May 29, 2001

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than five percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners have not complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus did not exceeded $100,000 (the "Named Executive Officers").



  NAME AND PRINCIPAL                    ANNUAL COMPENSATION        ALL OTHER
      POSITION                 YEAR     SALARY($)   BONUS($)     COMPENSATION($)
      --------                 ----     ---------   --------     ---------------
Edward Heisler                 2001     78,000(1)      0                 0
President, COO, Secretary,
Treasurer and Director
Chairman of the Board, CEO

Terry Neild                    2001           0(2)     0
Chairman of the Board, CEO

Footnotes to Executive Compensation:

1.   Mr. Heisler received an annual salary of $78,000 beginning January 1, 2001.
2. Mr. Neild had waived payment of a salary. He did not accrue, nor is he entitled to compensation based on his employment with the Company.

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

EMPLOYMENT AGREEMENTS

In April 2001 Mr. Heisler entered into an employment agreement between the Company and himself. As per the agreement, Mr. Heisler received 333,333 shares of corporate stock to be added to his compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group

                                  COMMON STOCK

NAME OF BENEFICIAL OWNER (1)             NUMBER OF SHARES           % OF CLASS
----------------------------             ----------------           ----------
Hal Crawford                                1,206,667                  22%

Edward Heisler                                333,333                   6%

All Executive Officers and
 Directors as a Group                       1,540,000                  28%

Footnotes to Principal Shareholders:

(1) The address of each beneficial owner is c/o 12624 Carmel Country Road, #82, San Diego, California 92130.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been several transactions to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933. Terry Neild, former Chairman of the Board and C.E.O., and his wife Victoria Neild has both provided the company with capital in the form of short and long term loans. Other companies related to Mr. Neild have also provided the company with capital in the form of short and long term loans. Those companies are, Regency Group, Inc., Advantage Nevada Corporation, Investment Capital Corporation, and 21st Century Club, Inc.

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

                                     FUTURECARZ.COM, INC.


Date: May 17, 2002                  By: /s/ Edward Heisler
                                        -------------------------------------
                                        Edward Heisler,
                                        President, Secretary and Treasurer,
                                        Chairman of the Board, CEO, and Director
                                        (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: May 17, 2002


By: /s/ Edward Heisler
   -------------------------------------
   Edward Heisler,
   President, Secretary and Treasurer,
   Chairman of the Board, CEO, and Director
   (Principal Executive Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      NAME AND/OR IDENTIFICATION OF EXHIBIT
------                      -------------------------------------

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

13       Annual or Quarterly Reports

         (a) Form 10-QSB for the three months ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (b) Form 10-QSB for the six months ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (c) Form 10-QSB for the nine months ended September 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (d) Form 10-KSB for the twelve months ended December 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (e) Form 10-QSB for the three months ended March 31, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (f) Form 10-QSB for the six months ended June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (g) Form 10-QSB for the nine months ended September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
         (h) Form 8-K March 12, 2001. Incorporated by reference to the Company's Report for Small Business Issuers, previously filed with the Commission.
         (i) Form 8-K March 14, 2001. Incorporated by reference to the Company's Report for Small Business Issuers, previously filed with the Commission.

23       Consent of Experts and Counsel

         Consents of independent public accountants