Form 10KSB/A
period 2001-12-31
FUTURE CARZ INC
filed 2002-05-22
CIK 1103546

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                            ------------------------

                                  Form 10-KSB/A
                                (Amendment No. 1)

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

During 2001, the Company issued 33,334 shares of its $0.001 par value common stock to two shareholders at a price of $0.90 per share, which approximates the fair market value of the shares, in exchange for services performed.

During 2001, the Company issued 1,248,335 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $1,553,250, which approximates the fair market value of the shares. At December 31, 2001, the Company had deferred stock compensation expense of $996,144 for the services that have not been performed.

On February 23, 2001 the Company issued 666,667 shares of its $0.001 par value common stock at a price of $2.625 per share, which approximates the fair market value of the shares, related to the Asset Purchase of Auto Central Discount. (See Note 11).

On April 3, 2001, the Company issued 3,334 shares of its $0.001 par value common stock at a price of $0.66 per share, which approximates the fair market value of the shares, to three noteholders to comply with the terms of the note.

On April 12, 2001, the Company issued 333,333 shares of its $0.001 par value common stock at a price of $0.54 per share, which approximates the fair market value of the shares, to various key employees of Auto Central Discount in relation to the Asset Purchase Agreement. (See Note 11)

On July 12, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock at a price of $1.74 per share, which approximates the fair market value of the shares, related to the Asset Purchase of American Automotive Group. (See Note 11).

On August 13, 2001, the Company issued 4,000 shares of its $0.001 par value common stock at a price of $2.19 per share, which approximates the fair market value of the shares, in exchange for services performed.

On November 9, 2001, the Company issued 16,667 shares of its $0.001 par value common stock at a price of $1.47 per share, which approximates the fair market value of the shares, to an individual in relation to an option agreement the Company entered. (See Note 11).

On January 5, 2002, the Company effected a 1 for 3 reverse stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the split.

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

ITEM 7. FINANCIAL STATEMENTS.

                                Future Carz, Inc.
                                Table of Contents

                                                                          Page
                                                                          ----

Report of Independent Auditors                                             10

Balance Sheet                                                              11

Statements of Operations                                                   12

Statement of Stockholders' (Deficit)                                       13

Statements of Cash Flows                                                   14

Notes to Financial Statements                                            15-24

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Carz, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein and Co., LLP.

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
                                                                    ===========

   The accompanying notes are an integral part of these financial statements

                                FUTURE CARZ, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000


                                                                     2001                2000
                                                                  -----------         -----------
Revenue                                                           $   180,096         $        --
                                                                  -----------         -----------
Expenses:
  Non-cash stock compensation                                         775,866                  --
  Write off of assets acquired by issuance of common stock          3,134,340                  --
  General and administrative                                          865,256              69,448
  Fees paid to affiliates                                                  --              75,983
  Depreciation and amortization                                        14,930               2,015
                                                                  -----------         -----------
                                                                    4,790,392             147,446
                                                                  -----------         -----------

Net operating (loss)                                               (4,610,296)           (147,446)

Other income (expenses):
  Interest income                                                       1,018               1,273
  Interest expense                                                    (27,347)             (2,840)
  (Loss) on disposal of assets                                       (195,410)                 --
  (Loss) on writedown of assets                                      (330,175)            (19,667)
                                                                  -----------         -----------

Net (loss)                                                        $(5,162,210)        $  (168,680)
                                                                  ===========         ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                              4,067,233           1,847,945
                                                                  ===========         ===========

Net (loss) per share - basic and fully diluted                    $     (1.27)        $     (0.09)
                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements

                                FUTURE CARZ, INC.
                      Statement of Stockholders' (Deficit)
                 For the Years Ended December 31, 2001 and 2000

                                                         Common Stock      Additional                                    Total
                                                     ------------------     Paid-in       Deferred     Accumulated   Stockholders'
                                                     Shares      Amount     Capital     Compensation    (Deficit)      (Deficit)
                                                     ------      ------     -------     ------------    ---------      ---------
Balance, January 1, 2000                           1,776,029     $1,776    $   69,003    $      --    $   (37,557)   $    33,222

  Shares issued for cash
  pursuant to Rule 505 offering                      421,333        421       315,579           --             --        316,000

  Shares issued to
  extinguish warrants                                 20,000         20        14,980           --             --         15,000

  Shareholder advance
  converted to capital                                    --         --         2,000           --             --          2,000

  Net (loss) for the year                                 --         --            --           --       (168,680)      (168,680)
                                                   ---------     ------    ----------    ---------    -----------    -----------

Balance, December 31, 2000                         2,217,362     $2,217    $  401,562    $      --    $  (206,237)   $   197,542

  Shares issued in exchange for services           1,285,669      1,286     1,590,724     (996,144)            --        595,866

  Shares issued to key employees                     333,333        333       179,667           --             --        180,000

  Purchase of assets of Auto Central Discount        666,667        667     1,749,333           --             --      1,750,000

  Purchase of assets of American Automotive Group  1,000,000      1,000     1,739,000           --             --      1,740,000

  Shares issued in exchange for note agreements       23,334         23        42,377           --             --         42,400

  Shares issued in exchange for option agreement      16,667         17        24,483           --             --         24,500

  Net (loss) for the year                                 --         --            --           --     (5,162,210)    (5,162,210)
                                                   ---------     ------    ----------    ---------    -----------    -----------

Balance, December 31, 2001                         5,543,032     $5,543    $5,727,146    $(996,144)   $(5,368,447)   $  (631,902)
                                                   =========     ======    ==========    =========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                FUTURE CARZ, INC.
                            Statements of Cash Flows
                 For the Years ended December 31, 2001 and 2000

                                                                           2001                2000
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(5,162,210)        $  (168,680)
  Depreciation and amortization expense                                     14,930               2,015
  Loss on writedown of assets                                              278,902              19,667
  Write off of note receivable and related interest                         51,273                  --
  Loss on disposal of assets                                               195,410                  --
  Common stock issued for services                                         775,866                  --
  Financing costs paid for by issuance of common stock                      66,900              15,000
  Write off of assets acquired by issuance of common stock               3,134,340                  --
  Bad debt expense                                                          11,928                  --
  Changes in:
    Accounts receivable                                                    (19,469)                 --
    Note receivable                                                         (1,000)                 --
    Assets held for sale                                                        --             (15,550)
    Interest receivable - affiliates                                            --              (1,273)
    Bank overdraft                                                             814                  --
    Accounts payable                                                       312,689               5,000
    Accrued interest                                                         8,985                  --
    Accrued interest - related parties                                      13,965               2,840
    Due to related party                                                    19,279                  --
                                                                       -----------         -----------
Net cash (used in) operating activities                                   (297,398)           (140,981)
                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances on notes receivable - affiliates                                     --            (138,000)
  Purchase of fixed assets                                                 (28,555)            (26,844)
                                                                       -----------         -----------
Net cash (used in) investing activities                                    (28,555)           (164,844)
                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                              181,696                  --
  Proceeds from notes payable - related parties                             67,000              60,000
  Issuance of common stock                                                      --             316,000
  Advance from shareholder                                                      --               2,000
                                                                       -----------         -----------
Net cash provided by financing activities                                  248,696             378,000
                                                                       -----------         -----------
Net increase (decrease) in cash                                            (77,257)             72,175
Cash - beginning                                                            77,257               5,082
                                                                       -----------         -----------
Cash - ending                                                          $        --         $    77,257
                                                                       ===========         ===========
Supplemental disclosures:
  Interest paid                                                        $        --         $        --
                                                                       ===========         ===========
  Income taxes paid                                                    $        --         $        --
                                                                       ===========         ===========
Non-cash investing and financing activities:
  Advance from shareholder converted to capital                        $        --         $     2,000
                                                                       ===========         ===========
  Asset purchase through issuance of common stock                      $ 3,490,000         $        --
                                                                       ===========         ===========
  Common stock issued for deferred compensation                        $   996,144         $        --
                                                                       ===========         ===========
  Issuance of common stock for cancelled option to
    purchase business                                                  $    24,500         $        --
                                                                       ===========         ===========
  Common stock issued in exchange for note agreements                  $    42,400         $        --
                                                                       ===========         ===========
  Write off of note receivable cancelled through asset purchase        $    88,000         $        --
                                                                       ===========         ===========

   The accompanying notes are an integral part of these financial statements

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

Equipment

Equipment is recorded at cost. Minor additions and renewals are expensed in the year acquired. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

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

                                Future Carz, Inc.
                          Notes to Financial Statements
                                December 31, 2001

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents (bank overdraft), accounts receivable, note receivable, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. The carrying value of the Company's long term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available for debt of the same remaining maturities.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. Management determined that impairment on assets during 2001 and 2000 were $278,902 and $19,667.

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

Note 2 - Notes Receivable - Affiliates

During the year ended December 31, 2000, the Company made various loans to Auto Central Discount, Inc., an affiliated entity, totaling $88,000. The promissory notes bore interest at 8% per annum with principal and interest payments in the amount of $23,760 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. This note and the related accrued interest were written off in 2001 when the Company purchased the assets of Auto Central Discount, Inc. (See Note 11).

During the year ended December 31, 2000, the Company loaned AdZone Interactive, Inc., an affiliated entity, $50,000. The promissory note bore interest at 8% per annum with principal and interest payments in the amount of $13,500 due on March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. This note and the related accrued interest, aggregating $51,273 were determined to be uncollectible and written off in 2001.

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

Note 6 - Notes Payable

On August 29, 2000, the Company borrowed $60,000 from three individuals (Noteholders). The Promissory Notes (Notes) were originally due on February 28, 2001 but were extended until December 13, 2001 with an interest rate of 15%. Each individual has the option to convert all or some of the principal into shares of common stock at a price of $0.30 per share on or before the maturity date. On December 11, 2000, the Noteholders were issued 20,000 shares of the Company's $0.001 par value common stock at $.75 per share to extinguish warrants issued with the original Notes (See Note 9). The Company is currently in default on the notes.

During the year ended December 31, 2001, the Company entered into several notes with various individuals and Companies evidenced with promissory notes valued at $198,696. The interest rate on these notes varies between 8 and 20%. The notes have various due dates and terms. A number of these notes are to related parties (See Note 10).

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

The Company entered into a one-year lease for office space in Mesa, Arizona on March 1, 2001 in the amount of $1,100 per month.

Rent expense totaled $108,427 and $13,858 for the years ended December 31, 2001 and 2000.

Summary of Future Minimum Lease Payments:

         Fiscal Year                      Amount
         -----------                      ------
            2002                         $96,104
            2003                          76,670
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
                                         =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $5,400,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020 and 2021. The deferred tax asset relating to the operating loss carryforward of

                                Future Carz, Inc.
                          Notes to Financial Statements
                                December 31, 2001

approximately $1,836,000 has been fully reserved at December 31, 2001. The change in the deferred tax asset during the year ended December 31, 2001 was $1,750,000.

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

There are 421,333 warrants outstanding sold in conjunction with the Rule 505 offering. The warrants are exercisable at $1.50 per common share after one year from the date of issuance and any outstanding warrants are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

During 2001, the Company issued 33,334 shares of its $0.001 par value common stock to two shareholders at a price of $0.90 per share, which approximates the fair market value of the shares, in exchange for services performed.

During 2001, the Company issued 1,248,335 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $1,553,250, which approximates the fair market value of the shares. At December 31, 2001, the Company had deferred stock compensation expense of $996,144 for the services that have not been performed.

On February 23, 2001 the Company issued 666,667 shares of its $0.001 par value common stock at a price of $2.625 per share, which approximates the fair market value of the shares, related to the Asset Purchase of Auto Central Discount (See
Note 11).

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

                                Future Carz, Inc.
                          Notes to Financial Statements
                                December 31, 2001

On April 3, 2001, the Company issued 3,334 shares of its $0.001 par value common stock at a price of $0.66 per share, which approximates the fair market value of the shares, to three noteholders to comply with the terms of the note.

On April 12, 2001, the Company issued 333,333 shares of its $0.001 par value common stock at a price of $0.54 per share, which approximates the fair market value of the shares, to various key employees of Auto Central Discount in relation to the Asset Purchase Agreement (See Note 11).

On July 12, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock at a price of $1.74 per share, which approximates the fair market value of the shares, related to the Asset Purchase of American Automotive Group (See Note 11).

On August 13, 2001, the Company issued 4,000 shares of its $0.001 par value common stock at a price of $2.19 per share, which approximates the fair market value of the shares, in exchange for services performed.

On November 9, 2001, the Company issued 16,667 shares of its $0.001 par value common stock at a price of $1.47 per share, which approximates the fair market value of the shares, to an individual in relation to an option agreement the Company entered into (See Note 11).

On January 5, 2002, the Company effected a 1 for 3 reverse stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the split.

Note 10 - Related Party Transactions

On September 1, 2000, the Company entered into a consulting agreement with Denford, LLC (Denford) for services rendered during the development stage.
Denford, LLC is owned by the Company's prior president, director and major shareholder. Pursuant to the terms of the agreement, the Company paid Denford $30,500 in consulting fees as of December 31, 2000. The agreement terminated on December 31, 2000.

On September 1, 2000, the Company entered into a consulting agreement with Financial Power Network, Inc. (FPN) for services rendered during the development stage. FPN is owned by a Company shareholder. Pursuant to the terms of the agreement, the Company paid FPN $28,500 in consulting fees as of December 31, 2000. The agreement terminated on December 31, 2000.

During 2000, the Company reimbursed $16,983 relating to due diligence services and other related expenses to an affiliated entity.

During 2001, a stockholder of the Company advanced funds to the Company for operating expenses. At December 31, 2001 the Company owed the stockholder $19,279.

                                Future Carz, Inc.
                          Notes to Financial Statements
                                December 31, 2001

During 2001, various related parties entered into promissory notes with the Company. As of December 31, 2001, $127,000 in principal and $16,805 in interest is payable to the related parties.

Note 11 - Asset Purchase Agreements

On February 23, 2001, the Company entered into an Asset Purchase Agreement (Agreement) with Auto Central Discount, Inc. (Auto Central), whereby the Company acquired automobiles valued at $184,060 of Auto Central in exchange for 666,667 shares of its $0.001 par value common stock, 333,333 shares of its $0.001 par value common stock to obtain the services of key employees of Auto Central, the assumption of three Auto Central operating leases, and a consulting agreement. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On July 12, 2001, the Company entered into an Asset Purchase Agreement (Agreement) with American Automotive Group, Inc. (American), whereby the Company acquired automobiles valued at $171,600 of American in exchange for 1,000,000 shares of its $0.001 par value common stock. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On November 9, 2001, the Company entered into an option agreement with Pendleton Investment, Inc. and Flash Funding, Inc. (Seller). The option agreement was to grant the Company an option to purchase the Seller's business. The Seller owns and operates a used automobile sales business and car financing operations at two locations. The Company issued 16,667 shares of its common stock and paid $50,000 to the Seller for the option price as per the Agreement. The Company later decided not to exercise its option.

Note 12 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the years ended December 31, 2001 and 2000 of $5,162,210 and $168,680. The Company also has a working capital deficit of $599,405 and a stockholders' deficit of $631,902 at December 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock.

                                Future Carz, Inc.
                          Notes to Financial Statements
                                December 31, 2001

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 13 - Subsequent Events

Subsequent to year end, two shareholders purchased three notes with balances of $60,000 from the noteholders.

The Company issued 606,740 shares of its $0.001 par value common stock in exchange for the payment of various notes outstanding with balances of $241,696.

The Company issued 50,698 shares of its $0.001 par value common stock to a related party in exchange for monies owed to him for operating expenses aggregating $20,279.

Note 14 - Contingencies

The Company is currently a defendant in a lawsuit against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the year (See Note 11). The Company is unable to determine the likelihood or amount of any damages.

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



  NAME AND PRINCIPAL                    ANNUAL COMPENSATION        ALL OTHER
      POSITION                 YEAR     SALARY($)   BONUS($)     COMPENSATION($)
      --------                 ----     ---------   --------     ---------------
Edward Heisler                 2001     78,000(1)      0                 0
President, COO, Secretary,     2000      6,500         0                 0
Treasurer and Director
Chairman of the Board, CEO

Terry Neild                    2001           0(2)     0
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

Footnotes to Principal Shareholders:

(1) The address of Hal Crawford is c/o 2333 Caringa Way #30 Carlsbad, CA 92009. The address of Edward Heisler is c/o 24352 North 74th Place, Scottsdale, Arizona 85255

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been several transactions to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933. Terry Neild, former Chairman of the Board and C.E.O., and his wife Victoria Neild has both provided the company with capital in the form of short and long term loans. Other companies related to Mr. Neild have also provided the company with capital in the form of short and long term loans. Those companies are, Regency Group, Ltd., Advantage Nevada Corporation, Investment Capital Corporation, and 21st Century Club, Inc.

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

                                     FUTURECARZ.COM, INC.


Date: May 22, 2002                  By: /s/ Edward Heisler
                                        -------------------------------------
                                        Edward Heisler,
                                        President, Secretary and Treasurer,
                                        Chairman of the Board, CEO, and Director
                                        (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: May 22, 2002


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