Form 10QSB/A
period 2001-03-31
FUTURE CARZ INC
filed 2002-06-06
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

                        Commission File Number: 0-29435


                                FUTURE CARZ, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                   88-0431029
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

8930 East Raintree, Suite 300, Scottsdale, AZ             85260
  (Address of principal executive offices)              (Zip Code)

                                 (480) 444-0080
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,842,087

                                FUTURE CARZ, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Balance Sheet (Unaudited)                                     3

           Statements of Operations (Unaudited)                          4

           Statements of Cash Flows (Unaudited)                          5

           Notes to Financial Statements (Unaudited)                   6-8

   Item 2. Management's Discussion and Plan of Operation                 9

PART II - OTHER INFORMATION

   Item 6. Exhibits                                                     12

SIGNATURES                                                              13

                                FUTURE CARZ, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

ASSETS

Current assets:
   Cash                                                             $     2,171
   Accounts receivable                                                    3,145
   Note receivable                                                       51,596
   Prepaid expenses                                                      17,065
   Assets held for sale                                                 198,560
                                                                    -----------
       Total current assets                                             272,537
                                                                    -----------

Fixed assets, net                                                        51,015
                                                                    -----------

                                                                    $   323,552
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $    70,998
   Acounts payable - related party                                       24,717
   Deferred management fee                                               22,823
   Accrued interest                                                         500
   Accrued interest - related parties                                     5,660
   Notes payable                                                         50,000
   Notes payable - related parties                                      126,000
                                                                    -----------
       Total current liabilities                                        300,698
                                                                    -----------
Long term liabilities:
Notes payable - related parties                                          20,000
                                                                    -----------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                            --
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 8,832,087 shares issued and
     outstanding                                                          8,832
   Additional paid-in capital                                         2,239,047
   Deferred compensation                                                (32,333)
   (Deficit) accumulated during the development stage                (2,212,692)
                                                                    -----------
                                                                          2,854
                                                                    -----------

                                                                    $   323,552
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    For the period
                                                                                                     July 13, 1999
                                                              For the three      For the three        (inception)
                                                               months ended       months ended          through
                                                              March 31, 2001     March 31, 2000      March 31, 2001
                                                              --------------     --------------      --------------
Revenue                                                        $     3,145         $        --         $     3,145
                                                               -----------         -----------         -----------
Expenses:
   Non-cash stock compensation                                      16,167                  --              16,167
   Write off of assets acquired by issuance of common stock      1,565,940                  --           1,565,940
   General and administrative                                      234,992               6,303             417,647
   Depreciation and amortization                                     1,981               1,424               4,329
                                                               -----------         -----------         -----------
                                                                 1,819,080               7,727           2,004,083
                                                               -----------         -----------         -----------

Net operating (loss)                                            (1,815,935)             (7,727)         (2,000,938)

Other income (expenses):
   Interest income                                                   1,017                  --               2,290
   Interest expense                                                 (3,396)                 --              (6,236)
   (Loss) on disposal of assets                                     (6,075)                 --              (6,075)
   (Loss) on writedown of assets                                  (182,066)                 --            (201,733)
                                                               -----------         -----------         -----------
                                                                  (190,520)                 --            (211,754)
                                                               -----------         -----------         -----------

Net (loss)                                                     $(2,006,455)        $    (7,727)        $(2,212,692)
                                                               ===========         ===========         ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                           7,612,422           5,328,087           5,524,276
                                                               ===========         ===========         ===========

Net (loss) per share - basic and fully diluted                 $     (0.26)        $     (0.00)        $     (0.40)
                                                               ===========         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the period
                                                                                          July 13, 1999
                                                       For the three    For the three      (inception)
                                                       months ended      months ended        through
                                                      March 31, 2001    March 31, 2000    March 31, 2001
                                                      --------------    --------------    --------------
Net cash (used in) operating activities                 $(191,392)        $  (6,303)        $(359,338)
                                                        ---------         ---------         ---------
Cash flows from investing activities
   Advances on notes receivable                                --                --          (138,000)
   Purchase of fixed assets                               (19,694)               --           (55,011)
   Web development costs                                       --                --           (20,000)
                                                        ---------         ---------         ---------
Net cash (used in) investing activities                   (19,694)               --          (213,011)
                                                        ---------         ---------         ---------
Cash flows from financing activities
   Proceeds from notes payable                             50,000                --            50,000
   Proceeds from notes payable - related parties           86,000             2,000           146,000
   Issuance of common stock                                    --                --           376,520
   Advance from shareholder                                    --                --             2,000
                                                        ---------         ---------         ---------
Net cash provided by financing activities                 136,000             2,000           574,520
                                                        ---------         ---------         ---------

Net increase (decrease) in cash                         $ (75,086)        $  (4,303)        $   2,171
Cash - beginning                                           77,257             5,082                --
                                                        ---------         ---------         ---------
Cash - ending                                           $   2,171         $     779         $   2,171
                                                        =========         =========         =========

The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto.

NOTE 2: EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3: ASSET PURCHASE AGREEMENT

On February 23, 2001, the Company entered into an Asset Purchase Agreement (Agreement) with Auto Central Discount, Inc. (Auto Central), whereby the Company acquired automobiles valued at $184,060 from Auto Central in exchange for 2,000,000 shares of its $0.001 par value common stock, 1,000,000 shares of its $0.001 par value common stock to obtain the services of key employees of Auto Central, the assumption of three Auto Central operating leases, and a consulting agreement. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

NOTE 4: STOCKHOLDERS' (DEFICIT)

On February 23, 2001 the Company issued 2,000,000 shares of its $0.001 par value common stock at a price of $0.875 per share, which approximates the fair market value of the shares, related to the Asset Purchase of Auto Central Discount (See
Note 3).

During the quarter ended March 31, 2001, the Company issued 100,000 shares of its $0.001 par value common stock to two shareholders at a price of $0.30 per share, which approximates the fair market value of the shares, in exchange for services performed.

On February 1, 2001, the Company issued 50,000 shares of its $0.001 par value common stock at $0.97 per share, which approximates the fair market value of the shares, to a shareholder in exchange for services to be performed. At March 31, 2001, the Company had deferred stock compensation of $32,333 for the services that have not been performed.

                                Future Carz, Inc.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (unaudited)


On March 6, 2001, the Company commenced a Regulation D offering pursuant to Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. The Private Placement Memorandum offers investment units consisting of $10,000 notes at 15% interest plus 1,000 shares of the Company's $0.001 par value common stock. On March 16, 2001, the Company issued 30,000 shares of its $0.001 par value common stock at a price of $0.52 per share and a $30,000 note to two individuals.

NOTE 5: RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, a stockholder of the Company paid operating expenses on behalf of the Company aggregating $15,674, which is owed to the stockholder at March 31, 2001.

During the quarter ended March 31, 2001, an officer of the Company paid operating expenses on behalf of the Company aggregating $9,043, which is owed to the officer at Mach 31, 2001.

NOTE 6: NOTES PAYABLE

During the quarter ended March 31, 2001, the Company entered into several notes with various related parties evidenced with promissory notes valued at $86,000. The interest rate on these notes varies between 8 and 20%. The notes have various due dates and terms.

During the quarter ended March 31, 2001, the Company entered into two notes with an unrelated party for $50,000 with interest at 8% and various due dates and terms.

NOTE 7: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the quarter ended March 31, 2001 and the year ended December 31, 2000 of $2,006,455 and $168,680. The Company also has a working capital deficit of $28,161 at March 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

                                Future Carz, Inc.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (unaudited)


NOTE 8: SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company entered into several notes with various individuals and Companies evidenced with promissory notes valued at $62,696. The interest rate on these notes varies between 8 and 20%. The notes have various due dates and terms. A number of these notes are to related parties.

On April 3, 2001, the Company issued 10,000 shares of its $0.001 par value common stock at a price of $0.22 per share, which approximates the fair market value of the shares, to three noteholders to comply with the terms of the notes.

On April 12, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock at a price of $0.18 per share, which approximates the fair market value of the shares, to various key employees of Auto Central Discount in relation to the Asset Purchase Agreement. (See Note 3).

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

GENERAL

Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999, is a development stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. Through our division formed in February 2001, AutoCarz, Inc. ("AutoCarz"), we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz applies a proven formula with rigorous controls to qualify potential borrowers. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

The AutoCarz system is aimed at providing individuals with an affordable lease on a quality pre-owned vehicle. While consumers are using the AutoCarz system, they work towards building back good credit, as the Company reports regularly to credit bureaus.

RESULTS OF OPERATIONS

In February 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. We currently have operations in San Diego, California; Mesa, Phoenix and Glendale, Arizona; and Las Vegas, Nevada.

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

Revenue for the three months ended March 31, 2001 was $3,145, as compared to the three month period ended March 31, 2000 in which no revenue was generated. The impact of the asset acquisition of Auto Central Discount has been accretive to revenues at a rate of approximately $20,000 per month and provided assets in the form of automobiles and automobile lease agreements.

Operating expenses for the three months ended March 31, 2001 were $1,819,080, as compared to the three month period ended March 31, 2000 in which we incurred $7,727 in operating expenses. $1,565,940 of the operating expenses reflected in the March 31, 2001 Statement of Operations are almost entirely related to the asset purchase of Auto Central Discount. Upon completion of the acquisition of certain assets of Auto Central Discount, Inc. we had 13 full time employees. As of May 21, 2001 we now have nine full time employees. After the acquisition, management identified overlapping functions and in an effort to cut costs reduced the total number of employees by four.

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

LIQUIDITY AND CAPITAL RESOURCES

NET LOSS. Due to the significant administrative expense related to the asset purchase of Auto Central Discount, we experienced a net loss of $2,006,455 in the quarter ended March 31, 2001, as compared to a net loss of $7,727 in the three month period ended March 31, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a larger number of leases before we become profitable.

We estimate our capital requirements to total approximately $68,000 per month for the next 12 to 24 months. We are currently in the process of conducting a Rule 506 $1,000,000 Private Placement Offering to raise additional cash. It is expected that the proceeds from this offering, in addition to the roughly $20,000 in revenue being generated on a monthly basis, will be sufficient to continue existing operations over this period. In addition, the Company anticipates that short term operational loans will be available from shareholders.

GOING CONCERN. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the quarter ended March 31, 2001 and the year ended December 31, 2000 of $2,006,455 and $168,680. The Company also has a working capital deficit of $28,161 at March 31, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER                     NAME AND/OR IDENTIFICATION OF EXHIBIT
--------------                     -------------------------------------

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


                                FUTURE CARZ, INC.
                                  (REGISTRANT)

Date: June __, 2002



By: /s/ Edward Heisler
    ------------------------------------------------------------
    Edward Heisler, President, Secretary, Treasurer and Director