Form 10KSB/A
period 2001-12-31
FUTURE CARZ INC
filed 2002-06-06
CIK 1103546

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                            ------------------------

                                  Form 10-KSB/A
                                (Amendment No. 2)

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

GENERAL

We were organized in July 13, 1999, as a developmental stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry. The Company immediately moved to acquire the assets of two companies already operating in the business. On February 23, 2001 the company completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA and in July 2001, the company completed the acquisition of certain assets of American Automotive Group, Inc. Through these acquisitions we had operations in San Diego, California, and Glendale, Mesa, Phoenix, and Scottsdale, Arizona. Although the business model is very profitable over time, we found it to be very capital intensive in the beginning stages.

Unable to obtain the needed capital to continue, by the end of the fourth quarter 2001 we had decided to abandon the automobile leasing industry and start looking for a new business model. We are currently looking for a business model related to the automotive industry. In recent months we have been in negotiations with several candidates with assets of $12,000,000 or greater. It is the goal of management to acquire a NASDQ qualified company and restore shareholder value within the next several months.

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

/s/ Stark Winter Schenkein and Co., LLP.

Denver, Colorado
May 15, 2002

                                Future Carz, Inc.
                                  Balance Sheet
                                December 31, 2001

ASSETS

Current assets:
  Accounts receivable                                               $     7,541
  Note receivable                                                         1,000
  Assets held for sale                                                   26,727
                                                                    -----------
      Total current assets                                               35,268
                                                                    -----------

Fixed assets, net                                                        16,753
                                                                    -----------

                                                                    $    52,021
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Bank overdraft                                                    $       814
  Accounts payable and accrued expenses                                 314,554
  Accounts payable - related party                                       34,069
  Accrued interest                                                        3,975
  Accrued interest - related parties                                     21,815
  Notes payable - current                                               100,000
  Notes payable - related parties - current                             159,446
                                                                    -----------
      Total current liabilities                                         634,673
                                                                    -----------
Long-term liabilities:
  Notes payable - related parties                                        49,250
                                                                    -----------
                                                                         49,250
                                                                    -----------
Stockholders' (deficit):
 Preferred stock, $0.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                               --
 Common stock, $0.001 par value, 20,000,000 shares
  authorized, 5,543,032 shares issued and outstanding                     5,543
 Additional paid-in capital                                           5,727,146
 Deferred compensation                                                 (996,144)
 Accumulated (deficit)                                               (5,368,447)
                                                                    -----------
                                                                       (631,902)
                                                                    -----------

                                                                    $    52,021
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

                                Future Carz, Inc.
                      Statement of Stockholders' (Deficit)
                 For the Years Ended December 31, 2001 and 2000


                                               Common Stock        Additional                                        Total
                                           -------------------      Paid-in        Deferred      Accumulated      Stockholders'
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

                                Future Carz, Inc.
                            Statements of Cash Flows
                 For the Years ended December 31, 2001 and 2000

                                                                                    2001                2000
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                     $(5,162,210)        $  (168,680)
  Depreciation and amortization expense                                               14,930               2,015
  Loss on writedown of assets                                                        278,902              19,667
  Write off of note receivable and related interest                                   51,273                  --
  Loss on disposal of assets                                                         195,410                  --
  Common stock issued for services                                                   775,866                  --
  Financing costs paid for by issuance of common stock                                66,900              15,000
  Write off of assets acquired by issuance of common stock                         3,134,340                  --
  Bad debt expense                                                                    11,928                  --
  Changes in:
    Accounts receivable                                                              (19,469)                 --
    Note receivable                                                                   (1,000)                 --
    Assets held for sale                                                                  --             (15,550)
    Interest receivable - affiliates                                                      --              (1,273)
    Bank overdraft                                                                       814                  --
    Accounts payable                                                                 297,899               5,000
    Accounts payable - related party                                                  34,069                  --
    Accrued interest                                                                   1,135                  --
    Accrued interest - related parties                                                21,815               2,840
                                                                                 -----------         -----------
Net cash (used in) operating activities                                             (297,398)           (140,981)
                                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances on notes receivable - affiliates                                               --            (138,000)
  Purchase of fixed assets                                                           (28,555)            (26,844)
                                                                                 -----------         -----------
Net cash (used in) investing activities                                              (28,555)           (164,844)
                                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                        148,696                  --
  Proceeds from notes payable - related parties                                      100,000              60,000
  Issuance of common stock                                                                --             316,000
  Advance from shareholder                                                                --               2,000
                                                                                 -----------         -----------
Net cash provided by financing activities                                            248,696             378,000
                                                                                 -----------         -----------

Net increase (decrease) in cash                                                      (77,257)             72,175
Cash - beginning                                                                      77,257               5,082
                                                                                 -----------         -----------
Cash - ending                                                                    $        --         $    77,257
                                                                                 ===========         ===========
Supplemental disclosures:
  Interest paid                                                                  $        --         $        --
                                                                                 ===========         ===========
  Income taxes paid                                                              $        --         $        --
                                                                                 ===========         ===========
Non-cash investing and financing activities:
  Advance from shareholder converted to capital                                  $        --         $     2,000
                                                                                 ===========         ===========
  Asset purchase through issuance of common stock                                $ 3,490,000         $        --
                                                                                 ===========         ===========
  Common stock issued for deferred compensation                                  $   996,144         $        --
                                                                                 ===========         ===========
  Issuance of common stock for cancelled option to purchase business             $    24,500         $        --
                                                                                 ===========         ===========
  Common stock issued in exchange for note agreements                            $    42,400         $        --
                                                                                 ===========         ===========
  Write off of note receivable cancelled through asset purchase                  $    88,000         $        --
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

Future payments on the notes are as follows:

     Year
     ----
     2002                            $ 259,446
     2003                               26,500
     2004                               22,750
                                     ---------
                                     $ 308,696
                                     =========

As of December 31, 2001, accrued interest on these notes was $25,790; of this amount $21,815 is interest payable to related parties.

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

During 2001, a stockholder of the Company paid operating expenses on behalf of the Company. At December 31, 2001 the Company owed the stockholder $19,279.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

During 2001, an officer of the Company paid operating expenses on behalf of the Company. At December 31, 2001 the Company owed the officer $14,790.

During 2001, various related parties entered into promissory notes with the Company. As of December 31, 2001, $208,696 in principal and $21,815 in interest is payable to the related parties.

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

                                     FUTURECARZ.COM, INC.


Date: June 5, 2002                  By: /s/ Edward Heisler
                                        -------------------------------------
                                        Edward Heisler,
                                        President, Secretary and Treasurer,
                                        Chairman of the Board, CEO, and Director
                                        (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: June 5, 2002


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