Form 10QSB
period 2002-03-31
FUTURE CARZ INC
filed 2002-06-06
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ___________

                        Commission file number: 000-30554


                                Future Carz, Inc.
             (exact name of registrant as specified in its charter)


          Nevada                                            88-0431029
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


8930 East Raintree, Suite 100, Scottsdale, AZ                  85260
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (480) 444-0080

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, as of June 5, 2002:
6,200,467

                                FUTURE CARZ, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

                                      INDEX
                                                                         PAGE
                                                                         ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet (Unaudited)                                               3

     Statements of Operations (Unaudited)                                    4

     Statements of Cash Flows (Unaudited)                                    5

     Notes to Financial Statements (Unaudited)                             6-7

Item 2. Management's Discussion and Analysis                               8-9

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                   10
Item 2. Changes in Securities                                               10
Item 3. Defaults Upon Senior Securities                                     10
Item 4. Submission of Matters to a Vote of Security Holders                 10
Item 5. Other Information                                                   10
Item 6. Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  11

ITEM 1. FINANCIAL STATEMENTS

                                Future Carz, Inc.
                                  Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

ASSETS

Current assets:
  Cash                                                              $       414
  Note receivable                                                         1,000
  Prepaid expense                                                           538
  Assets held for sale                                                    2,800
                                                                    -----------
       Total current assets                                               4,752
                                                                    -----------

Fixed assets, net                                                        11,580
                                                                    -----------

                                                                    $    16,332
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                             $   362,764
  Accounts payable - related party                                       17,134
  Accrued interest                                                        8,483
  Accrued interest - related parties                                     26,327
  Notes payable                                                         100,000
  Notes payable - related parties                                       103,446
                                                                    -----------
       Total current liabilities                                        618,154
                                                                    -----------
Long-term liabilities:
  Notes payable - related parties                                        49,250
                                                                    -----------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000
   shares authorized, no shares issued and outstanding                       --
  Common stock, $0.001 par value, 20,000,000
   shares authorized, 5,733,727 shares issued and outstanding             5,734
  Additional paid-in capital                                          5,822,304
  Deferred compensation                                                (581,456)
  Accumulated (deficit)                                              (5,897,654)
                                                                    -----------
                                                                       (651,072)
                                                                    -----------

                                                                    $    16,332
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                    For the three            For the three
                                                                     months ended             months ended
                                                                    March 31, 2002           March 31, 2001
                                                                    --------------           --------------
Revenue                                                               $        --             $     3,145
                                                                      -----------             -----------
Expenses:
  Non-cash stock compensation                                             414,688                  16,167
  Write off of assets acquired by issuance of common stock                     --               1,565,940
  General and administrative                                              105,162                 234,992
  Depreciation and amortization                                               758                   1,981
                                                                      -----------             -----------
                                                                          520,608               1,819,080
                                                                      -----------             -----------

Net operating (loss)                                                     (520,608)             (1,815,935)
                                                                      -----------             -----------
Other income (expenses):
  Interest income                                                              --                   1,017
  Interest expense                                                         (9,100)                 (3,396)
  Gain(loss) on disposal of assets                                            501                  (6,075)
  (Loss) on writedown of assets                                                --                (182,066)
                                                                      -----------             -----------
                                                                           (8,599)               (190,520)
                                                                      -----------             -----------

Net (loss)                                                            $  (529,207)            $(2,006,455)
                                                                      ===========             ===========
Weighted average number of common shares outstanding -
 basic and fully diluted                                                5,570,577               2,537,474
                                                                      ===========             ===========

Net (loss) per share - basic and fully diluted                        $     (0.10)            $     (0.79)
                                                                      ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            For the three          For the three
                                                             months ended           months ended
                                                            March 31, 2002         March 31, 2001
                                                            --------------         --------------
Net cash (used in) operating activities                        $ (23,513)            $(191,392)
                                                               ---------             ---------
Cash flows from investing activities
  Proceeds from sale of assets held for sale                      23,927                    --
  Purchase of fixed assets                                            --               (19,694)
                                                               ---------             ---------
Net cash provided by (used in) investing activities               23,927               (19,694)
                                                               ---------             ---------
Cash flows from financing activities
  Proceeds from notes payable                                         --                50,000
  Proceeds from notes payable - related parties                       --                86,000
                                                               ---------             ---------
Net cash provided by financing activities                             --               136,000
                                                               ---------             ---------
Net increase (decrease) in cash                                      414               (75,086)
Cash - beginning                                                      --                77,257
                                                               ---------             ---------
Cash - ending                                                  $     414             $   2,171
                                                               =========             =========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the two years ended December 31, 2001.

NOTE 2. EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the period ended March 31, 2002 the Company incurred a net loss of $529,207. At March 31, 2002, the Company had a working capital deficit of $613,402 and stockholders' deficit of $651,072.

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

NOTE 4. STOCKHOLDERS' (DEFICIT)

On January 5, 2002, the Company effected a 1 for 3 reverse stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the split.

On March 19, 2002, the Company issued 50,698 shares of its $0.001 par value common stock at $0.50 per share, which approximates the fair market value of the shares, to a related party in exchange for monies owed to him for operating expenses aggregating $20,279.

On March 19, 2002, the Company issued 140,000 shares of its $0.001 par value common stock at $0.50 per share, which approximates the fair market value of the shares, to a related party noteholder in exchange for the payment of a note outstanding valued at $56,000.

During 2001, the Company issued 1,248,335 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $1,553,250, which approximates the fair market value of the shares. At March 31, 2002, the Company had deferred stock compensation expense of $581,456 for the services that have not been performed.

NOTE 5. SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company issued 466,740 shares of its $0.001 par value common stock in exchange for the payment of various notes outstanding with balances of $185,696.

NOTE 6. CONTINGENCIES

The Company is currently a defendant in a lawsuit against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the year ended December 31, 2001. The Company is unable to determine the likelihood or amount of any damages.

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

COMPARATIVE

Revenue for the three months March 31, 2002 was $0 compared to the three-month periods ended March 31, 2001 was $3,145. No revenue was realized in 2002 due to the close of our auto leasing business resulting from the lack of operating capital needed to provide our services and the corporation's decision to remove its self from the auto leasing business.

Total operating expenses for the three months ended March 31, 2002 were $520,608. This represents a decrease of $1,298,472 in total operating expenses from the comparable three month period ended March 31, 2001, when we reported total operating expenses of $1,819,080. $359,688 or approximately 69% of the operating expenses reflected in the March 31, 2002 Statement of Operations are related to various marketing consulting agreements which were entered into in 2001 with terms extending into 2002. The remaining $160,920 consists of rent, salaries and other general and administrative expenses incurred while closing the auto leasing business and exploring new business models.

We recorded a net loss for the three months March 31, 2002 of $529,207 as compared to the loss of $2,006,455 reported in the comparable period of 2001. Furthermore, as of March 31, 2002 the company had a working capital deficit of $613,402. The net cash used in operational activities for the three months March 31, 2002 was $23,513 as compared to net cash used in operational activities of $191,392 reported in the comparable period of 2001.

FUTURE BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. Due to the closing of our auto leasing business and the existence of several consulting agreements remaining in force during the quarter we experienced a net loss of $529,207 for the three months ended March 31, 2002, as compared to a net loss of $2,006,455 in the three month period ended March 31, 2001.

We estimate our capital requirements to total approximately $15,000 per month for the next 2 to 4 months. We are currently in the process of looking for a new business model and expect this estimate to change based on the operating requirements of that model.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                                     FUTURE CARZ, INC.


                                     /s/ Edward C. Heisler
                                     ----------------------------------------
                                     Edward Heisler,
                                     President, Secretary and Treasurer,
                                     Chairman of the Board, CEO, and Director
                                     (Principal Executive Officer)


Dated: May 30, 2002