Form 10QSB/A
period 2001-06-30
FUTURE CARZ INC
filed 2002-09-23
CIK 1103546

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as June 30 2001: 10,842,087

                                FUTURE CARZ, INC.
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet as of June 30, 2001 (Unaudited)                      3

          Statements of Operations For the Three and Six Months
          Ended June 30, 2001 and 2000 (Unaudited)                           4

          Statements of Cash Flows For the Three and Six Months
          Ended June 30, 2001 and 2000 (Unaudited)                           5

          Notes to Consolidated Financial Statements (Unaudited)           6-7

     Item 2. Management's Discussion and Plan of Operation                8-10

PART II - OTHER INFORMATION

     Item 6. Exhibits                                                       11

SIGNATURES                                                                  12

                                Future Carz, Inc.
                                  Balance Sheet
                                  June 30, 2001
                            (Unaudited and Restated)

ASSETS

Current assets:
  Cash                                                              $    12,946
  Accounts receivable                                                    11,808
  Note receivable                                                         1,000
  Prepaid expenses                                                        1,210
  Assets held for sale                                                  130,800
                                                                    -----------
      Total current assets                                              157,764
                                                                    -----------

Fixed assets, net                                                        50,840
                                                                    -----------

                                                                    $   208,604
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                             $   186,121
  Accounts payable - related party                                       22,505
  Deferred management fee                                                27,373
  Accrued interest                                                        1,000
  Accrued interest - related parties                                     11,031
  Notes payable                                                          50,000
  Notes payable - related parties                                       156,000
                                                                    -----------
      Total current liabilities                                         454,030
                                                                    -----------

Long term liabilities:
  Notes payable - related party                                          20,000
                                                                    -----------

Stockholders' (Deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 10,842,087shares issued and outstanding                   10,842
   Additional paid-in capital                                         2,639,237
   Deferred compensation                                               (173,083)
   Accumulated (deficit)                                             (2,742,422)
                                                                    -----------
                                                                       (265,426)
                                                                    -----------

                                                                    $   208,604
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                        For the three months ended        For the six months ended
                                                      June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                                      -------------    -------------   -------------    -------------
                                                         (Restated)                     (Restated)
Revenue                                               $    78,286      $        --     $    81,431       $       --
                                                      -----------      -----------     -----------       ----------
Expenses:
 Non-cash stock compensation                              261,449               --         307,617               --
 General and administrative                               250,260              558         455,252            6,862
 Depreciation and amortization                              2,568            1,091           4,549            2,514
                                                      -----------      -----------     -----------       ----------
                                                          514,277            1,649         767,418            9,376
                                                      -----------      -----------     -----------       ----------

Net operating (loss)                                     (435,991)          (1,649)       (685,987)          (9,376)
                                                      -----------      -----------     -----------       ----------
Other income (expenses):
  Interest income                                              --               --           1,017               --
  Interest expense                                         (5,871)              --          (9,267)              --
  Write off of assets acquired by issuance of stock            --               --      (1,565,940)              --
  Loss on disposal of assets                              (37,172)              --         (43,247)              --
  Loss on writedown of assets                             (50,696)              --        (232,762)              --
                                                      -----------      -----------     -----------       ----------
                                                          (93,739)              --      (1,850,199)              --
                                                      -----------      -----------     -----------       ----------

Net (loss)                                            $  (529,730)     $    (1,649)    $(2,536,186)      $   (9,376)
                                                      ===========      ===========     ===========       ==========
Weighted average number of common shares
 outstanding - basic and fully diluted                 10,708,900        5,328,087       9,157,999        5,328,087
                                                      ===========      ===========     ===========       ==========

Net (loss) per share - basic and fully diluted        $     (0.05)     $        --     $     (0.28)      $       --
                                                      ===========      ===========     ===========       ==========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the six months ended
                                                  June 30, 2001    June 30, 2000
                                                  -------------    -------------
                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash (used in) operating activities       $(237,811)      $  (4,862)
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances on notes receivable                         (1,000)             --
  Purchase of fixed assets                            (22,088)             --
  Proceeds from sale of assets held for sale           30,588              --
                                                    ---------       ---------
      Net cash provided by investing activities         7,500              --
                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                          50,000              --
  Proceeds from notes payable - related parties       122,000              --
  Payments on note payable - related parties           (6,000)             --
                                                    ---------       ---------
      Net cash provided by financing activities       166,000              --
                                                    ---------       ---------

Net (decrease) in cash                                (64,311)         (4,862)
Cash - beginning                                       77,257           5,082
                                                    ---------       ---------
Cash - ending                                       $  12,946       $     220
                                                    =========       =========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (UNAUDITED AND RESTATED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

The Company was in the development stage from its inception on July 13, 1999 through April 1, 2001.

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

NOTE 3: ASSET PURCHASE AGREEMENT

On February 23, 2001, the Company entered into an Asset Purchase Agreement (Agreement) with Auto Central Discount, Inc. (Auto Central), whereby the Company issued 2,000,000 shares of its $0.001 par value common stock valued at $1,750,000 in exchange for automobiles valued at $184,060, the assumption of three Auto Central operating leases, and a consulting agreement (see Note 4). Pursuant to the Agreement, the holders of the shares have piggyback registration rights. During the Period ended June 30, 2001 the Company determined that the value of the assets acquired other than the automobiles was impaired and charged $1,565,940 to operations related to the impairment.

NOTE 4: STOCKHOLDERS' (DEFICIT)

During January 2001, the Company issued 50,000 shares of its $0.001 par value common stock at $0.97 per share to a shareholder in exchange for services to be performed. At June 30, 2001, the Company had deferred stock compensation of $8,083 for the services that have not been performed. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 23, 2001 the Company issued 2,000,000 shares of its $0.001 par value common stock at a price of $0.875 per share related to the Asset Purchase of Auto Central (See Note 3). These shares were valued at their fair market value on the date the Company agreed to issue the shares.

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

During the quarter ended March 31, 2001, the Company issued 100,000 shares of its $0.001 par value common stock to two shareholders at a price of $0.30 per share in exchange for services performed. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On April 1, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock to the President of the Company for services to be performed valued at $220,000. At June 30, 2001, the Company had deferred stock compensation expense of $165,000 for the services that have not been performed. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On April 12, 2001, the Company issued 1,010,000 shares of its $0.001 par value common stock to certain individuals as bonuses valued at $182,200. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

NOTE 5: NOTES PAYABLE

During the six months ended June 30, 2001, the Company received $122,000 from related parties as evidenced with promissory notes. The promissory notes, all due within one year, bear interest between 8 and 20%. Of this amount, $6,000 was repaid during the six months ended June 30, 2001.

During the six months ended June 30, 2001, the Company entered into two notes with third parties for $50,000 with interest at 8% and various due dates and terms.

NOTE 6: GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2001 the Company incurred a net loss of $2,536,186 and has a working capital and stockholders' deficits of $296,266 and $265,426, respectively, at June 30, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 7: SUBSEQUENT EVENTS

On July 12, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock at a price of $1.74 per share, which approximates the fair market value of the shares, related to the Asset Purchase of American Automotive Group.

NOTE 8: CORRECTION OF AN ERROR

The accompanying financial statements for the period ended June 30, 2001 have been restated to correct errors primarily recording non-cash stock compensation. The effect of the restatement was to increase net (loss) for the six months ended June 30, 2001 by $318,825, or $0.03 per share.

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

GENERAL

     Future Carz, Inc. ("Future Carz" or the "Company"), a Nevada corporation incorporated on July 13, 1999 is in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. Through our division formed in February 2001, AutoCarz, Inc. ("AutoCarz"), we have launched a dealer network positioned to service the sub-prime credit segment of the auto leasing market. AutoCarz applies a proven formula with rigorous controls to qualify potential borrowers. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

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

COMPARATIVE

     Revenue for the three and six months ended June 30, 2001 was $78,286, and $81,431, respectively, as compared to the three and six-month periods ended June 30, 2000 in which no revenue was generated. The company is generating automobile lease revenues of approximately $20,000 per month due mainly to the asset purchase with Auto Central Discount.

     Operating expenses for the three months ended June 30, 2001 were $514,277. This represents an increase of $512,628 in total operating expenses from the comparable three month period ended June 30, 2000, when we reported total operating expenses of $1,649. Total operating expenses for the six months ended June 30, 2001 were $767,418. This represents an increase of $758,042 in total operating expenses from the comparable six month period ended June 30, 2000, when we reported total operating expenses of $9,376. This increase was due in large part to stock compensation for investor relations and investment banking that resulted in a $307,617 expense.

     Due to the high level of our general and administrative expenses relative to revenue we incurred a net loss for the six months ended June 30, 2001 of $2,536,186 as compared to the loss of $9,376 reported in the comparable period of 2000. This was attributed to the increase in payroll and related expenses needed for operating the auto leasing locations acquired through the American Automotive Group and Auto Central Discount asset purchase agreements.

     The net cash used in operating activities for the six months ended June 30, 2001 was $237,811 as compared to net cash used in operational activities of $4,862 reported in the comparable period of 2000. The large increase in cash used in operations is attributed to our overall increase in general and administrative expenses.

     Cash flow for investing activities for the six months ending June 30, 2001 was $7,500. This amount was made up primarily of proceeds from sale of assets held for sale of $30,588, and purchases of fixed assets of $22,088.

     Cash flow for financing activities for the six months ending June 30, 2001 was $166,000. This amount was made of proceeds from notes payable of $172,000, of which $122,000 was from related parties. Additionally the company made a payment of $6,000 on a note payable to a related party.

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

LIQUIDITY AND CAPITAL RESOURCES

     NET LOSS. Due to the significant administrative expense related to the asset purchase of Auto Central Discount, we experienced a net loss of $2,536,186 for the six months ended June 30, 2001, as compared to a net loss of $9,376 in the six month period ended June 30, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a much larger number of leases before we become profitable.

     We estimate our capital requirements to total approximately $68,000 per month for the next 12 to 24 months. The Company anticipates that short-term operational loans will be available from shareholders.

     GOING CONCERN. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the period ended June 30, 2001 of $2,536,186. The Company also had a working capital and stockholders deficits of $296,266 and $265,426, respectively at June 30, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others. The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification by the President and Chief Executive Officer pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FUTURE CARZ, INC.
                                       (Registrant)

Date: September 20, 2002
   -------------------------------------


By: /s/ Edward Heisler
   -------------------------------------
   Edward Heisler, President, Secretary,
   Treasurer and Director