Form 10QSB
period 2002-06-30
FUTURE CARZ INC
filed 2002-09-23
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ___________

                       Commission file number: 000-30554


                                Future Carz, Inc.
             (exact name of registrant as specified in its charter)


          Nevada                                           88-0431029
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


7898 East Acoma, Suite 209, Scottsdale, AZ                   85260
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (480) 682-1202

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, as of September 20, 2002:
7,905,470.

                                FUTURE CARZ, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

                                      INDEX

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet as of June 30, 2002 (Unaudited)                       3

          Statements of Operations for the Three and Six Months
          Ended June 30, 2002 and 2001 (Unaudited)                            4

          Statements of Cash Flows for the Six Months Ended
          June 30, 2002 (Unaudited)                                           5

          Notes to Financial Statements (Unaudited)                         6-7

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Item 2. Management's Discussion and Analysis                           8-9

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                               10
     Item 2. Changes in Securities                                           10
     Item 3. Defaults Upon Senior Securities                                 10
     Item 4. Submission of Matters to a Vote of Security Holders             10
     Item 5. Other Information                                               10
     Item 6. Exhibits and Reports on Form 8-K                                10

Signatures                                                                   11

ITEM 1. FINANCIAL STATEMENTS

                          Future Carz, Inc.
                            Balance Sheet
                            June 30, 2002
                             (Unaudited)

ASSETS

Current assets:
  Cash                                                              $        11
  Prepaid expense                                                           929
                                                                    -----------
      Total current assets                                                  940
                                                                    -----------

Fixed assets, net                                                        10,822
                                                                    -----------

                                                                    $    11,762
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                             $   286,871
  Accounts payable - related party                                       28,183
  Accrued interest                                                        3,944
  Accrued interest - related parties                                      7,913
  Notes payable                                                          50,000
  Notes payable - related parties                                       156,915
                                                                    -----------
      Total current liabilities                                         533,826
                                                                    -----------
Long-term liabilities:
  Notes payable - related parties                                        36,000
                                                                    -----------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 6,135,470 shares issued and outstanding                    6,135
  Additional paid-in capital                                          6,018,414
  Accumulated (deficit)                                              (6,582,613)
                                                                    -----------
                                                                       (558,064)
                                                                    -----------

                                                                    $    11,762
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                    For the three months ended        For the six months ended
                                                 June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001
                                                 -------------     -------------    -------------    -------------
                                                                    (Restated)                        (Restated)
Revenue                                           $        --      $    78,286       $        --      $    81,431
                                                  -----------      -----------       -----------      -----------
Expenses:
  Non-cash stock compensation                         600,526          261,449         1,015,214          307,617
  General and administrative                           77,716          250,260           182,878          455,252
  Depreciation and amortization                           758            2,568             1,516            4,549
                                                  -----------      -----------       -----------      -----------
                                                      679,000          514,277         1,199,608          767,418
                                                  -----------      -----------       -----------      -----------

Net operating (loss)                                 (679,000)        (435,991)       (1,199,608)        (685,987)
                                                  -----------      -----------       -----------      -----------
Other income (expenses):
  Interest income                                          --               --                --            1,017
  Interest expense                                     (4,559)          (5,871)          (13,659)          (9,267)
  Write off of assets acquired by issuance of
   common stock                                            --               --                --       (1,565,940)
  (Loss) on disposal of assets                         (1,400)         (37,172)             (899)         (43,247)
  (Loss) on writedown of assets                            --          (50,696)               --         (232,762)
                                                  -----------      -----------       -----------      -----------
                                                       (5,959)         (93,739)          (14,558)      (1,850,199)
                                                  -----------      -----------       -----------      -----------

Net (loss)                                        $  (684,959)     $  (529,730)      $(1,214,166)     $(2,536,186)
                                                  ===========      ===========       ===========      ===========

Weighted average number of common shares
 outstanding - basic and fully diluted              6,121,108        3,569,633         5,895,828        3,052,666
                                                  ===========      ===========       ===========      ===========

Net (loss) per share - basic and fully diluted    $     (0.11)     $     (0.15)      $     (0.21)     $     (0.83)
                                                  ===========      ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the six months ended
                                                  June 30, 2002    June 30, 2001
                                                  -------------    -------------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash (used in) operating activities       $ (81,286)       $(237,811)
                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets held for sale           26,727           30,588
  Advances on note receivable                              --           (1,000)
  Purchase of fixed assets                                 --          (22,088)
                                                    ---------        ---------
      Net cash provided by investing activities        26,727            7,500
                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                              --           50,000
  Proceeds from notes payable - related parties        54,570          122,000
  Payments on notes payable - related parties              --           (6,000)
                                                    ---------        ---------
      Net cash provided by financing activities        54,570          166,000
                                                    ---------        ---------

Net increase (decrease) in cash                            11          (64,311)
Cash - beginning                                           --           77,257
                                                    ---------        ---------
Cash - ending                                       $      11        $  12,946
                                                    =========        =========

   The accompanying notes are an integral part of these financial statements.

                               FUTURE CARZ, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended December 31, 2001.

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

For the six months ended June 30, 2002 the Company incurred a net loss of $1,214,166. At June 30, 2002, the Company had a working capital deficit of $532,886 and stockholders' deficit of $558,064.

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

                               FUTURE CARZ, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

On March 19, 2002, the Company issued 50,698 shares of its $0.001 par value common stock at $0.50 per share, which approximates the fair market value of the shares, to a related party in exchange for monies owed to him for operating expenses aggregating $20,279. The difference between the fair market value of the shares on the date the agreement was reached and the amount of the monies owed to the related party of $5,070 was recorded as non-cash stock compensation.

On March 19, 2002, the Company issued 140,000 shares of its $0.001 par value common stock at $0.50 per share, which approximates the fair market value of the shares, to a related party noteholder in exchange for the payment of a note outstanding valued at $56,000. The difference between the fair market value of the shares on the date the agreement was reached and the amount of the monies owed to the related party of $14,000 was recorded as non-cash stock compensation.

On April 4, 2002, the Company issued 401,740 shares of its $0.001 par value common stock at $0.29 per share, which approximates the fair market value of the shares, to noteholders in exchange for payments of notes and accrued interest outstanding valued at $196,511. The difference between the fair market value of the shares on the date the agreement was reached and the amount of the monies owed to related parties of $80,007 was recorded as additional paid-in capital.

During the year ended December 31, 2001, the Company issued 3,345,000 shares of its $0.001 par value common stock with an aggregate value of $1,504,750 for consulting services. As of December 31, 2001 the Company had recorded deferred compensation of $996,144 related to these agreements. During the six months ended June 30, 2002 the Company has recorded non-cash stock compensation of $996,144 related to these agreements, of which $273,104 was written off due to non-performance by the consultants.

NOTE 5. SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company issued 1,770,000 shares of its $0.001 par value common stock in exchange for the payment of promissory notes of approximately $136,345 and accrued wages of approximately $43,000.

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

NOTE 7: CORRECTION OF AN ERROR

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

GENERAL

We were organized in July 13, 1999, and were involved in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry.

By the end of the fourth quarter 2001 we had decided to abandon the automobile leasing industry and start looking for a new business model. We are currently looking for a business model related to the automotive industry.

RESULTS OF OPERATIONS

Revenue for the three months June 30, 2002 was $0; as compared to the three-month periods ended June 30, 2001 was $78,286. No revenues have been realized for the six months ending June 30, 2002 due to the lack of operating capital needed to provide our services and the corporation's decision to exit from the auto leasing business.

Total operating expenses for the three and six months ended June 30, 2002 were $679,000 and 1,199,608. This represents a decrease of $164,723 in total operating expenses from the comparable three month period ended June 30, 2001, when we reported total operating expenses of $514,277.

Non-cash stock compensation for the three and six months ended June 30, 2002 was $600,526, and $1,015,214, respectively, as compared to the three and six-month periods ended June 30, 2001 was $261,449 and $307,617. This increase was due primarily to the amortization and write off of consulting agreements entered into during the year ending December 31, 2001 of $996,144.

General and administrative expenses for the three and six months ended June 30, 2002 were $77,716, and $182,878, respectively, as compared to the three and six-month periods ended June 30, 2001 were $250,260 and $455,252. This decrease was due primarily to the reduction in payroll which for the six months ended June 30, 2001 was $212,941 as compared to $21,600 for the six months ended June 30,2002.

Due to our high level of operating expenses, we recorded a net loss for the three months ended June 30, 2002 of $684,959 as compared to the loss of $529,730 reported in the comparable period of 2001.

Net cash used in operating activities for the three months ended June 30, 2002 was $81,286 as compared to net cash used in operational activities of $237,811 reported in the comparable period of 2001. This was due to an overall decrease in general and administrative expenses.

Cash flow for investing activities for the six months ending June 30, 2002 was $26,727. This amount was made up of proceeds from sale of assets held for sale of $26,727.

Cash flow for financing activities for the six months ending June 30, 2001 was $54,570. This amount was made up of proceeds from notes payable of $54,570.

FUTURE BUSINESS

By the end of the fourth quarter 2001 we had decided to abandon the automobile leasing industry and start looking for a new business model. We are currently looking for a business model related to the automotive industry.

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. We experienced a net loss of $684,959 for the three months ended June 30, 2002, as compared to a net loss of $529,730 in the three month period ended June 30, 2001.

We estimate our capital requirements to total approximately $15,000 per month for the next 2 to 4 months. We are currently in negotiations with a group for a change of control of the company and expect this estimate to change based on their plans for the company.

GOING CONCERN. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the six months ended June 30, 2002 of $684,959. The Company also had a working capital and stockholders deficits of $532,886 and $558,064, respectively at June 30, 2002. In addition, the Company's activities since inception have been financially sustained by debt and capital contributions from its affiliates and others. The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are listed as a defendant in a lawsuit against American Automotive Corporation and its officers by a few of their previous shareholders. We feel Future Carz is protected by the agreement between the company and American Automotive Corporation and do not see any merit to the lawsuit related to Future Carz.

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


Dated: September 20, 2002