Form 10QSB/A
period 2001-09-30
FUTURE CARZ INC
filed 2002-11-20
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as September 30 2001: 14,879,087

                                FUTURE CARZ, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet as of September 30, 2001 (Unaudited)                3

          Statements of Operations For the Three and Nine Months
          Ended September 30, 2001 and 2000 (Unaudited)                     4

          Statements of Cash Flows For the Nine Months Ended
          September 30, 2001 and 2000 (Unaudited)                           5

          Notes to Financial Statements (Unaudited)                        6-8

     Item 2. Management's Discussion and Plan of Operation                 9-11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               12
     Item 2. Changes in Securities                                           12
     Item 3. Defaults Upon Senior Securities                                 12
     Item 4. Submission of Matters to a Vote of Security Holders             12
     Item 5. Other Information                                               12
     Item 6. Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   13

                                FUTURE CARZ, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                            (UNAUDITED AND RESTATED)

ASSETS

Current assets:
  Cash                                                              $     4,510
  Accounts receivable                                                    29,502
  Note receivable                                                         1,009
  Prepaid expenses                                                       62,967
                                                                    -----------
      Total current assets                                               99,088
                                                                    -----------

Fixed assets, net                                                        51,121
                                                                    -----------

                                                                    $   150,209
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                             $   247,676
  Accrued interest                                                        1,500
  Accrued interest - related parties                                     19,279
  Notes payable                                                          50,000
  Notes payable - related parties                                       178,696
                                                                    -----------
      Total current liabilities                                         513,830
                                                                    -----------
Long term liabilities:
  Notes payable - related party                                          20,000
                                                                    -----------
Stockholders' (Deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 14,879,087 shares issued and outstanding                  14,879
   Additional paid-in capital                                         4,823,810
   Deferred compensation                                               (456,041)
   Accumulated (deficit)                                             (4,766,269)
                                                                    -----------
                                                                       (383,621)
                                                                    -----------

                                                                    $   150,209
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the three months            For the nine months
                                                        ended September 30,             ended September 30,
                                                       2001            2000            2001             2000
                                                   -----------      ----------      -----------      ----------
                                                     (Restated)                          (Restated)
Revenue                                            $    87,523      $       --      $   168,954      $       --
                                                   -----------      ----------      -----------      ----------
Expenses:
  Non-cash stock compensation                          165,652              --          488,869              --
  Write off of assets acquired by
   issuance of stock                                 1,568,400              --        3,134,340              --
  General and administrative                           164,554          10,838          604,205          17,700
  Depreciation and amortization                          2,718           1,424            7,267           4,271
                                                   -----------      ----------      -----------      ----------
                                                     1,901,324          12,262        4,234,681          21,971
                                                   -----------      ----------      -----------      ----------

Net operating (loss)                                (1,813,801)        (12,262)      (4,065,727)        (21,971)
                                                   -----------      ----------      -----------      ----------
Other income (expenses):
  Interest income                                           --              --            1,017              --
  Interest expense                                      (7,623)             --          (16,890)             --
  Loss on disposal of assets                           (55,450)             --          (98,697)             --
  Loss on writedown of assets                         (146,973)             --         (379,735)             --
                                                   -----------      ----------      -----------      ----------

Net (loss)                                         $(2,023,847)     $  (12,262)     $(4,560,032)     $  (21,971)
                                                   ===========      ==========      ===========      ==========
Weighted average number of common shares
outstanding - basic and fully diluted               14,128,779       5,328,087       10,839,719       5,328,087
                                                   ===========      ==========      ===========      ==========

Net (loss) per share - basic and fully diluted     $     (0.14)     $    (0.00)     $     (0.42)     $    (0.00)
                                                   ===========      ==========      ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         For the nine months
                                                          ended September 30,
                                                         2001           2000
                                                      ---------       ---------
                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) operating activities               $(303,169)      $ (17,700)
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances on notes receivable                           (1,000)             --
  Purchase of fixed assets                              (25,087)             --
  Proceeds from sale of assets held for sale             67,813              --
                                                      ---------       ---------
Net cash provided by investing activities                41,726              --
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                            50,000              --
  Proceeds from notes payable - related parties         144,696          62,000
   Payments on note payable - related parties            (6,000)             --
                                                      ---------       ---------
Net cash provided by financing activities               188,696          62,000
                                                      ---------       ---------

Net (decrease) in cash                                  (72,747)         44,300
Cash - beginning                                         77,257           5,082
                                                      ---------       ---------
Cash - ending                                         $   4,510       $  49,382
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (UNAUDITED AND RESTATED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2000 and for the year then ended and from inception to December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

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

On July 12, 2001, the Company entered into an Asset Purchase Agreement (Agreement) with American Automotive Group, Inc. (American), whereby the Company acquired automobiles valued at $171,600 from American in exchange for 3,000,000 shares of its $0.001 par value common stock valued at $1,740,000. Pursuant to the Agreement, the holders of the shares have piggyback registration rights. During the period ended September 30, 2001 the Company determined that the value of the assets acquired other than the automobiles was impaired and charged $1,568,400 to operations related to the impairment.

Note 4:  Stockholders' (Deficit)

During January 2001, the Company issued 50,000 shares of its $0.001 par value common stock at $0.97 per share to a shareholder in exchange for services. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 23, 2001 the Company issued 2,000,000 shares of its $0.001 par value common stock at a price of $0.875 per share related to the Asset Purchase of Auto Central (See Note 3). These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On March 6, 2001, the Company commenced a Regulation D offering pursuant to Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. The Private Placement Memorandum offers investment units consisting of $10,000 notes at 15% interest plus 10,000 shares of the Company's $0.001 par value common stock as an inducement. On March 16, 2001, the Company issued 30,000 shares of its $0.001 par value common stock at a price of $0.52 per share and a $30,000 note to two individuals. Also, on July 20, 2001, the Company issued 30,000 shares of its $0.001 par value common stock at a price of $0.82 per share and a $30,000 note to an individual. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the quarter ended March 31, 2001, the Company issued 100,000 shares of its $0.001 par value common stock to two shareholders at a price of $0.30 per share in exchange for services performed. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On April 1, 2001, the Company issued 1,000,000 shares of its $0.001 par value common stock to the President of the Company for services to be performed valued at $220,000. At September 30, 2001, the Company had deferred stock compensation aggregating $110,000 for the services that have not been performed. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On April 12, 2001, the Company issued 1,010,000 shares of its $0.001 par value common stock to certain individuals as bonuses valued at $182,200. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On July 12, 2001, the Company issued 3,000,000 shares of its $0.001 par value common stock at a price of $0.58 per share, which approximates the fair market value of the shares, related to the Asset Purchase of American Automotive Group (See Note 3).

During the quarter ended September 30, 2001, the Company issued 1,007,000 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $424,010. These shares were valued at their fair market value on the date the Company agreed to issue the shares. At September 30, 2001, the Company had deferred stock compensation of $346,041 for the services that have not been performed.

Note 5:  Notes Payable

During the nine months ended September 30, 2001, the Company received $144,696, including $60,000 from the Private Placement Memorandum described above, from related parties as evidenced with promissory notes. The promissory notes are all due within one year except for $36,000, and bear interest ranging from 8% to 20%. Of this amount, $6,000 was repaid during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Company entered into two notes with third parties for $50,000 with interest at 8% and various due dates and terms.

Note 6:  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2001 the Company incurred a net loss of $4,560,032 and has a working capital deficit of $414,742 and a stockholders' deficits of $383,621 at September 30, 2001.

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

Note 7:  Correction of an Error

The accompanying financial statements for the period ended September 30, 2001 have been restated to correct errors relating primarily to non-cash stock compensation. The effect of the restatement was to increase net (loss) for the three and nine months ended September 30, 2001 by $128,927 and $352,335, or $0.01 and $0.03 per share, respectively.

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

RESULTS OF OPERATIONS

In February 2001, we completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA. During July 2001, we completed the acquisition of certain assets of American Automotive Group, Inc. We currently have operations in San Diego, California, and Glendale and Scottsdale, Arizona.

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

COMPARATIVE

Revenue for the three and nine months ended September 30, 2001 was $87,523, and $168,954, respectively, as compared to the three and nine-month periods ended September 30, 2000 in which no revenue was generated. The company is generating automobile lease revenues of approximately $28,000 per month due mainly to the asset purchases mentioned above.

Operating expenses for the three months ended September 30, 2001 were $1,901,324. This represents an increase of $1,889,062 in total operating expenses from the comparable three month period ended September 30, 2000, when we reported total operating expenses of $12,262. Total operating expenses for the nine months ended September 30, 2001 were $4,234,681. This represents an increase of $4,212,710 in total operating expenses from the comparable nine month period ended September 30, 2000, when we reported total operating expenses of $21,971. This increase was due to two factors; the first was a write off of assets acquired from Auto Central Discount, Inc. and American Automotive Group, Inc. The second is stock compensation for investor relations and investment banking services. Our general and administrative expenses have increased as we have increased our operations.

The Company decided to sell certain assets that were acquired during the year. For the nine months ended September 30, 2001 we sold assets for gross proceeds of $67,813. Additionally, we assessed that certain assets were impaired. To this end we recognized an impairment loss of $379,735 for the nine months ending September 30, 2001.

Due to the high level of operating expenses relative to revenue we incurred a net loss for the nine months ended September 30, 2001 of $4,560,032 as compared to the loss of $21,971 reported in the comparable period of 2000.

The net cash used in operating activities for the nine months ended September 30, 2001 was $303,169 as compared to net cash used in operational activities of $17,700 reported in the comparable period of 2000. The large increase in cash used in operations is attributed to our overall increase in general and administrative expenses.

Cash flow provided by investing activities for the nine months ending September 30, 2001 was $41,726. This amount was made up primarily of proceeds from sale of assets held for sale of $67,813 and purchases of fixed assets of $25,087.

Cash flow for financing activities for the nine months ending September 30, 2001 was $188,696. This amount was made of proceeds from notes payable of $194,696, of which $144,696 was from related parties. Additionally the company made a payment of $6,000 on a note payable to a related party.

FUTURE BUSINESS

Over the next six to nine months we plan to solidify the overall structure of the business plan. This will include keeping the key employee's obtained in the acquisitions as well as marketing our Auto Carz, Inc. brand through various ad campaign's i.e. news paper, internet, etc. Our goal is to become one of the leading alternative pre-owned auto-leasing sources in the nation.

For various reasons, there will always be people with credit problems. We believe that an opportunity exists to capitalize on this built in segment of the automotive leasing industry. As we attempt to capture the market for leased used vehicles in a target price range of $2,000 to $4,000, we face the uncertainty of the availability of these vehicles. Our focus will be on developing and maintaining a consistent inventory of used vehicles both in terms of cost and quality.

LIQUIDITY AND CAPITAL RESOURCES

NET LOSS. Due to the significant administrative expense related to the asset purchase of Auto Central Discount and American Automotive Group, we experienced a net loss of $4,560,032 for the nine months ended September 30, 2001, as compared to a net loss of $21,971 in the nine month period ended September 30, 2000. Our business is very capital intensive. Our return on investment is greater than in most other industries; however, we do need to close a much larger number of leases before we become profitable.

We estimate our capital requirements to total approximately $68,000 per month for the next 12 to 24 months. The Company anticipates that short-term operational loans will be available from shareholders.

GOING CONCERN. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses during the period ended September 30, 2001of $4,560,032. The Company also had a working capital and stockholders deficits of $414,742 and $383,621, respectively at September 30, 2001. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others. The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FUTURE CARZ, INC.
                                  (Registrant)

Date: November 19, 2002


By: /s/ Ethel Merriman
   --------------------------
   Ethel Merriman
   President

                                 CERTIFICATIONS

I, Ethel Merriman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FutureCarz, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


By: /s/ Ethel Merriman
   --------------------------
   Ethel Merriman
   President