Form 10QSB
period 2002-09-30
FUTURE CARZ INC
filed 2002-11-20
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                       Commission file number: 000-30554


                                Future Carz, Inc.
             (exact name of registrant as specified in its charter)


            Nevada                                         88-0431029
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


     PO Box 27585, Scottsdale, AZ                            85255
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (702) 326-9396

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, as of November 15, 2002:
51,421,974.

                                FUTURE CARZ, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet as of September 30, 2002 (Unaudited)                 3

          Statements of Operations for the Three and Nine Months
          Ended September 30, 2002 and 2001 (Unaudited)                      4

          Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 (Unaudited)                                     5

          Notes to Financial Statements (Unaudited)                         6-7

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Item 2. Management's Discussion and Analysis                           8-9

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                                10
     Item 2. Changes in Securities                                            10
     Item 3. Defaults Upon Senior Securities                                  10
     Item 4. Submission of Matters to a Vote of Security Holders              10
     Item 5. Other Information                                                10
     Item 6. Exhibits and Reports on Form 8-K                                 10

Signatures                                                                    11

ITEM 1. FINANCIAL STATEMENTS

                                FUTURE CARZ, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

ASSETS

Current assets:                                                     $
                                                                    -----------

Fixed assets, net                                                        10,064
                                                                    -----------

                                                                    $    10,064
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Bank overdraft                                                    $       120
  Accounts payable and accrued expenses                             $   245,511
  Accrued interest                                                        6,444
  Accrued interest - related parties                                      9,629
  Notes payable                                                          50,000
  Notes payable - related parties                                        93,310
                                                                    -----------
      Total current liabilities                                         405,014
                                                                    -----------
Long-term liabilities:
  Notes payable - related parties                                        36,000
                                                                    -----------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 7,905,544 shares issued and Outstanding                    7,905
  Additional paid-in capital                                          6,171,738
  Accumulated (deficit)                                              (6,610,593)
                                                                    -----------
                                                                       (430,950)
                                                                    -----------

                                                                    $    10,064
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the three months            For the nine months
                                                       ended September 30,            ended September 30,
                                                      2002           2001             2002            2001
                                                  -----------     -----------     -----------     -----------
                                                                  (Restated)                       (Restated)
Revenue                                           $        --     $    87,523     $        --     $   168,954
                                                  -----------     -----------     -----------     -----------
Expenses:
  Non-cash stock compensation                              --         165,652       1,015,214         488,869
  Write off of assets acquired by
   issuance of stock                                       --       1,568,400              --       3,134,340
  General and administrative                           22,783         164,554         205,661         604,205
  Depreciation and amortization                           758           2,718           2,274           7,267
                                                  -----------     -----------     -----------     -----------
                                                       23,541       1,901,324       1,223,149       4,234,681
                                                  -----------     -----------     -----------     -----------

Net operating (loss)                                  (23,541)     (1,813,801)     (1,223,149)     (4,065,727)
                                                  -----------     -----------     -----------     -----------
Other income (expenses):
  Interest income                                          --              --              --           1,017
  Interest expense                                     (4,319)         (7,623)        (17,978)        (16,890)
  (Loss) on disposal of assets                             --         (55,450)           (899)        (98,697)
  (Loss) on writedown of assets                            --        (146,973)             --        (379,735)
                                                  -----------     -----------     -----------     -----------

                                                       (4,319)       (210,046)        (18,877)       (494,305)
                                                  -----------     -----------     -----------     -----------

Net (loss)                                        $   (27,860)    $(2,023,847)    $(1,242,026)    $(4,560,032)
                                                  ===========     ===========     ===========     ===========
Weighted average number of common shares
 outstanding - basic and fully diluted              6,962,753       4,709,593       6,316,325       3,613,240
                                                  ===========     ===========     ===========     ===========

Net (loss) per share - basic and fully diluted    $     (0.00)    $     (0.43)    $     (0.20)    $     (1.26)
                                                  ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the nine months
                                                       ended September 30,
                                                      2002             2001
                                                   ---------         ---------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities          $(109,758)        $(303,169)
                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets held for sale          26,727            67,813
  Advances on note receivable                             --            (1,000)
  Purchase of fixed assets                                --           (25,087)
                                                   ---------         ---------
Net cash provided by investing activities             26,727            41,726
                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                             --            50,000
  Proceeds from notes payable - related parties       83,031           144,696
  Payments on notes payable - related parties             --            (6,000)
                                                   ---------         ---------
Net cash provided by financing activities             83,031           188,696
                                                   ---------         ---------

Net (decrease) in cash                                    --           (72,747)
Cash - beginning                                          --            77,257
                                                   ---------         ---------
Cash - ending                                      $      --         $   4,510
                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

For the nine months ended September 30, 2002 the Company incurred a net loss of $1,242,026. At September 30, 2002, the Company had a working capital deficit of $405,014 and stockholders' deficit of $430,950.

The Company experienced a change of control subsequent to September 30, 2002 and is pursuing new lines of business. The Company's management has made plans to alleviate the debt by issuing shares of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

On March 19, 2002, the Company issued 140,000 shares of its $0.001 par value common stock at $0.50 per share, which approximates the fair market value of the shares, to a related party noteholder in exchange for the payment of a note outstanding valued at $56,000. The difference between the fair market value of the shares on the date the agreement was reached to issue the shares and the amount of the monies owed to the related party of $14,000 was recorded as non-cash stock compensation.

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

On August 18, 2002, the Company issued 1,770,000 shares of its $0.001 par value common stock at $0.05, which approximates the fair market value of the shares, to noteholders and an officer in exchange for payments of notes and accrued wages valued at $111,345 and $42,794, respectively. The difference between the fair market value of the shares on the date the agreement was reached and the amount of the monies owed to related parties of $65,639 was recorded as additional paid-in capital.

During the year ended December 31, 2001, the Company issued 3,345,000 shares of its $0.001 par value common stock with an aggregate value of $1,504,750 for consulting services. As of December 31, 2001 the Company had recorded deferred compensation of $996,144 related to these agreements. During the nine months ended September 30, 2002 the Company has recorded non-cash stock compensation of $996,144 related to these agreements, of which $273,104 represents amounts written off due to non-performance by the consultants.

Note 5.  Contingencies

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

Note 6:  Correction of an Error

The accompanying financial statements for the period ended September 30, 2001 have been restated to correct errors primarily recording non-cash stock compensation. The effect of the restatement was to increase net (loss) for the nine months ended September 30, 2001 by $352,335, or $0.05 per share.

Note 7.  Subsequent Events

Subsequent to September 30, 2002 the Company increased its authorized shares of common stock to 100,000,000.

On October 26, 2002 the Company entered into a stock purchase agreement whereby it will issue 43,290,934 shares of its $0.001 par value common stock in exchange for cash of $325,779 and assumption of certain liabilities not to exceed $50,000.

On November 1, 2002 the Company issued 160,496 shares of its $0.001 par value common stock. Of this amount, 6,650 shares were issued to satisfy debt of $665 and 153,846 shares were for consulting services to be provided at a future date.

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

RESULTS OF OPERATIONS

Revenue for the three months September 30, 2002 was $0; as compared to the three-month periods ended September 30, 2001 of $87,523. No revenues have been realized for the nine months ended September 30, 2002 due to the lack of operating capital needed to provide our services and the corporation's decision to exit from the auto leasing business.

Total operating expenses for the three and nine months ended September 30, 2002 were $23,541 and $1,223,149. This represents a decrease of $1,877,783 in total operating expenses from the comparable three month period ended September 30, 2001, when we reported total operating expenses of $1,790,260. The decrease in expenses is attributable to the abandonment of our original business model to a lack of working capital.

Non-cash stock compensation for the three and nine months ended September 30, 2002 was $- and $1,015,214, respectively, as compared to the three and nine-month periods ended September 30, 2001 was $165,652 and $488,869. For the three months ending September 30, 2002 this increase was due primarily to the amortization of consulting agreements entered into during the year. Non-cash stock compensation for the nine months ending September 30, 2002 was significantly higher than the comparable period in 2001 due to the engagement of several consultants in the 4th quarter of 2001, which expense was deferred until 2002 when the services were provided.

General and administrative expenses for the three and nine months ended September 30, 2002 were $22,783, and $205,661, respectively, as compared to the three and nine-month periods ended September 30, 2001 were $164,554 and $604,205. This decrease was due primarily to the scaling back of operations during 2002 due to the lack of working capital.

We recorded a net loss for the three months ending September 30, 2002 of $27,860 as compared to the loss of $1,813,801 reported in the comparable period of 2001.

Net cash used in operations activities for the three months ended September 30, 2002 was $109,758 as compared to net cash used in operational activities of $303,169 reported in the comparable period of 2001. This was due to an overall decrease in general and administrative expenses.

Cash flow for investing activities for the nine months ended September 30, 2002 was $26,727, which is comprised of proceeds from sale of assets held for sale of $26,727. For the comparable period in 2001 we received proceeds of $67,813.

Cash flow for financing activities for the nine months ending September 30, 2002 was $83,031. This amount represents advances on note payables from related parties. During the comparable period in 2001 the Company was the maker on $60,000 on notes related to a Private Placement, as well as other advances of $134,696.

FUTURE BUSINESS

By the end of the fourth quarter 2001 we had decided to abandon the automobile leasing industry and start looking for a new business model. We spent the majority of 2002 looking for a business model related to the automotive industry. In August we signed a Letter of Intent with The Jack Watters Group. Their intent is to execute the original automobile leasing business plan.

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. We experienced a net loss of $27,860 for the three months ended September 30, 2002, as compared to a net loss of $2,023,847 in the three month period ended September 30, 2001.

We estimate our capital requirements to total approximately $100,000 per month for the next 2 to 4 months. On November 1, 2002 The Jack Watters Group acquired controlling interest in Future Carz with the intent of aggressively executing the Corporation's auto leasing business plan. In the next 2 to 4 months we will be opening new locations in San Diego and Phoenix. The opening of these locations will require the needed capital for security fees, constructions cost, the hiring of new employees, brand name marketing, and product advertising fees to name a few. Due to our aggressive plan in opening locations, we expect our capital requirements to continue to grow thereafter.

GOING CONCERN. Since its inception, the Company has been engaged substantially in developing its product line, which required substantial amounts of working capital. As a result, the Company incurred net losses during the nine months ended September 30, 2002 of $1,242,026. The Company also had a working capital and stockholders deficits of $405,014 and $430,950, respectively at September 30, 2002. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others. The Company's management has made plans to alleviate the debt by issuing shares of common stock. The Company is pursuing new lines of business and increasing equity through the issuance of stock. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FUTURE CARZ, INC.

By: /s/ Ethel Merriman
   --------------------------
   Ethel Merriman
   President


Dated: November 19, 2002

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