Form 10KSB
period 2002-12-31
FUTURE CARZ INC
filed 2003-04-04
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Transition Period from __________ to __________

                        Commission File Number 000-30554

                                FUTURE CARZ, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       88-0431029
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

717 Union Street, Suite K, San Diego, CA                   92101
(Address of principal executive offices)                 (Zip code)

                   Issuer's telephone number: (619) 696-3690

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

    Title of each class                Name of each exchange on which registered

-------------------------------            ---------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     COMMON
          -----------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,300.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2002. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,081,414.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003. 48,527,511.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I.......................................................................  3
   ITEM 1.  BUSINESS.........................................................  3
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................  6
   ITEM 3.  LEGAL PROCEEDINGS................................................  6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6
PART II......................................................................  6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  8
   ITEM 7.  FINANCIAL STATEMENTS............................................. 10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 11
PART III..................................................................... 11
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................ 11
   ITEM 10. EXECUTIVE COMPENSATION........................................... 12
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.... 12
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 13
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 13
SIGNATURES................................................................... 14

                           FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ThremaFreeze's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I

                                ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT AND SUMMARY

1. Business Development, Organization and Acquisition Activities

     Future Carz, Inc. ("Future Carz" or the "Company") was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 13, 1999, under the name Future Carz.com, Inc. Subsequently, on February 5, 2001, the Company filed an amendment to its articles of incorporation, whereby it changed its name to Future Carz, Inc. The Company has never been the subject of any bankruptcy or receivership action.

     On October 28, 2002, the Company executed a stock purchase agreement with The Jack Watters Group (the "Group"). In accordance with the Agreement, the Company exchanged an aggregate of 43,290,934 newly issued shares of the Company's shares of common stock. In consideration for the purchased shares, the Group paid to FCRZ an aggregate of $432,909.34 consisting of cash and assumed accounts payable, and which the Company acknowledged as fair, just and reasonable compensation. The shares exchanged in this transaction were considered restricted securities as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended (the "Securities Act").

     There has been no other material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B. BUSINESS OF THE ISSUER

PRINCIPAL SERVICES AND PRINCIPAL MARKETS

     Future Carz, Inc. was founded to capitalize on two significant emerging trends transforming the automobile financing market: a dramatic rise in the number of sub-prime consumers and a marked increase in used car leasing. Sub-prime consumers are individuals with limited credit histories, low incomes, or past credit issues that prevent them from accessing traditional (conforming) financing. This group now accounts for roughly 45% of the credit population nationwide. Through a predecessor company, Future Carz management identified a unique opportunity for high-yield profits with comparatively low exposure to risk in the sub-prime segment of the automobile financing market. The innovation behind the opportunity was an unconventional approach to leasing rather than selling used vehicles.

     Future Carz dealerships provide consistent quality late model used cars to consumers in the sub-prime credit category. Customers can expect a reliable, reconditioned vehicle for a relatively low down payment and low monthly costs with flexible terms. Importantly, it also offers the opportunity for consumers from all walks of life to re-establish their credit worthiness.

     The reasons for consumers' distressed credit are as varied as the people who buy cars. A previous bankruptcy, change in marital status, new employment or change in living situation can all leave an otherwise credit-worthy individual without the means to meet consumer lending guidelines.

     Future Carz' service offering is designed to meet the needs of the growing sub-prime credit sector seeking quality used automobiles. Future Carz, Inc. offers an attractive alternative to buying a used car or leasing a new one. The concept is to provide closed-end leases on used vehicles in a format that is acceptable to the sub-prime consumer, yet reduces risk of default for the company.

     The Future Carz leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week which covers the vehicle's major components. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes a range of down payments from $500 to $700 in cash with an average weekly payment of $75. These payments are due each Friday without fail. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle. The leased vehicle title remains in Future Carz' name during the entire period it is provided to a customer.

     Customers view the opportunity to drive a quality vehicle as a luxury and in many cases, Future Carz may be their last resort to obtain reliable transportation. The added benefit of building good credit is an unexpected bonus. For this reason, the company commands a sense of loyalty with its customers. Many of these individuals will eventually improve their credit rating and look for newer vehicles or upgraded transportation. Through its approach, Future Carz can produce strong repeat customer and referral business.

DISTRIBUTION METHODS OF SERVICES

     Future Carz, Inc.'s goal is to transform the automobile financing services offering and become the national leader in providing leases to sub-prime consumers within five years. The essence of Future Carz business model is to launch a sound infrastructure and replicate the formula in a nationwide system. Future Carz' mission will be achieved by building a profitable new service company that delivers quality leasing services and support. The service will enable sub-prime consumers the access to quality transportation in a manner that is accessible, convenient and affordable.

     The Company will develop Future Carz brand locations in regions across the country, beginning in its home region in the southwestern United States. These locations will act as a pilot for the company's system. Once firmly established and producing revenue, the company will begin the immediate expansion of its dealer network.

     Future Carz, Inc.'s strategy for growth is based on regional development of locations beginning in the first half of 2003 and culminating in a national dealer network expected to be realized by 2008. The company intends to open a minimum of six Future Carz locations within each geographic region, with a single location in each region acting as the regional headquarters for the hub. This coverage would provide adequate proliferation of the company's services.

INDUSTRY BACKGROUND

     Future Carz intends to operate solely in the sub-prime finance segment of the used automobile market. Since the Future Carz concept deals expressly in leasing used vehicles, as opposed to new autos, to sub-prime consumers, as opposed to prime consumers, there is no national data and only scattered regional data available on the market niche addressed by the company. The company believes that its unique proposition of offering leases on used automobiles will give it a significant lead into the growing sub-prime market.

Sub-prime Market

     Sub-prime is the sector which serves customers with limited credit histories, low incomes, or past credit problems who cannot access traditional financing, including buy here-pay here dealerships that typically provide their own finance contracts. Sub-prime consumers generally have the following attributes; bankruptcy, first time buyer, judgements, tax liens, collections, slow payment history, no payment history, divorce, repossessions, or a new job. Lenders often grade them based on the severity of past credit problems, with categories ranging from "A-" on down to "D" or lower. Financing these individuals is considered to have a higher risk of default and hence usually carries a higher interest rate, and potential for higher returns to the lender than conforming financing.

Used Vehicle Leasing

     Thanks to the efforts of the automobile industry, most consumers now believe that a lease is a meaningful way to obtain a car with a small amount of capital outlay. However credit guidelines governing leasing are stringent and require either near perfect credit or a sizeable down payment to qualify. Used cars, such as those offered through Future Carz dealerships, comprise a large and growing segment of the automobile market.

     While used vehicles represent a large and growing segment of overall sales, only a very few franchised dealerships offer leases on used vehicles. This is likely due to the fact that franchised dealerships have focused mainly on their core competency: selling new and used vehicles or leasing new cars. Of those that do lease, nearly all dealers lease only new cars or pre-owned cars that fall in the luxury automobile category. Both of these options require prime credit worthiness in order to qualify and are generally beyond the means of the sub-prime consumer.

     It is not likely that the national franchised car dealerships will enter the sub-prime market with leasing service offerings for used vehicles. This is due partly to economics, but also because of the exposure to increased credit risk inherent in the market. The automobile financial services market does not currently support a national dealership network or regional group offering used vehicle leases to sub-prime consumers.

Increased Consumer Debt

     Consumer debt has reached an all-time high in the United States. Americans are finding it harder to climb the mountain of debt that they have built up over the past decade. Mortgage delinquencies and write-offs by credit card companies are rising. Personal bankruptcy filings have the potential to hit a record high this year. All of these factors point to an economic climate that is and will continue to be heavily burdened by consumer debt for the foreseeable future.

REGULATION

     In recent periods, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. In addition, certain of these companies have filed for bankruptcy protection. These announcements have had a disruptive effect on the market for securities of sub-prime automobile finance companies, have resulted in a tightening of credit to the sub-prime markets, and could lead to enhanced regulatory oversight. Furthermore, companies in the used vehicle financing market have been named as defendants in an increasing number of class action lawsuits brought by customers alleging violations of various federal and state consumer credit and similar laws and regulations. Although the Company is not currently a named defendant in any such lawsuits, no assurance can be given that such claims will not be asserted against the Company in the future or that the Company's operations will not be subject to enhanced regulatory oversight.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

     The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that the Company originates and/or purchases, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws.

     The Company believes that it is currently in substantial compliance with all applicable material federal, state, and local laws and regulations. There can be no assurance, however, that the Company will be able to remain in compliance with such laws, and such failure could result in fines or interruption or cessation of certain of the business activities of the Company and could have a material adverse effect on the operations of the Company. In addition, the adoption of additional statutes and regulations, changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.

EMPLOYEES

     The Company's officers and directors are currently the only employees of the Company.

                         ITEM 2. DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

     The address of the principal office is: 717 Union Street, Suite K, San Diego, CA 92101. Approximately 750 square feet is provided to the Company at no charge by a related party. The Company rents three parking spaces in the garage of the building as the pick-up location for it's leased vehicles.

     Management believes that this is currently suitable for the Company's needs for the next 12 months.

                            ITEM 3. LEGAL PROCEEDINGS

     In 2001, the Company and its officers and directors were named as defendants in a lawsuit in the State of Arizona brought by investors and creditors of American Automotive Group relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 for common stock of the Company. The claim is for remediation of $162,000, including attorney's fees. The Company is unable to determine the likelihood or amount of any damages.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "FCRZ." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                                                    Common Stock
      PERIOD                                  HIGH               LOW
      ------                                  ----               ---
Calendar Year 2002
First Quarter ended 3/31/02                   $0.50             $0.08
Second Quarter ended 6/30/02                  $0.35             $0.05
Third Quarter ended 9/30/02                   $0.10             $0.04
Fourth Quarter ended 12/31/02                 $0.13             $0.04

Calendar Year 2001
First Quarter ended 3/31/01                   $4.14             $0.75
Second Quarter ended 6/30/01                  $3.84             $0.45
Third Quarter ended 9/30/01                   $3.36             $0.75
Fourth Quarter ended 12/31/01                 $1.74             $0.15

Calendar Year 2000
Fourth Quarter ended 12/31/00                 $4.50             $2.25

     During the year ended December 31, 2000, 421,333 warrants to purchase common stock of the Company were issued, and still outstanding as of December 31, 2002. Each option contains 1 share of restricted common stock are currently exercisable at $1.50 per share. There is no fixed redemption price and no expiration date.

     There are approximately 43,290,934 shares of restricted common Stock of the Company, of which all of these restricted shares which are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended.

     There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

HOLDERS

     As of March 31, 2003, the Company had approximately 178 stockholders of record.

DIVIDEND POLICY

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides the following information as of December 31, 2002, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

     1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
     2. The weighted-average exercise price of the outstanding options, warrants and rights disclosed pursuant to paragraph (d)(2)(i) of this Item (column (b)); and
     3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights disclosed in paragraph
          (d)(2)(i) of this Item, the number of securities remaining available for future issuance under the plan (column (c)).

                              Number of Securities
                               to be issued upon        Weighted average
                                  exercise of          exercise price of     Number of securities
                             outstanding options,     outstanding options,    remaining available
     Plan Category           warrants and rights      warrants and rights     for future issuance
     -------------           -------------------      -------------------     -------------------
                                     (a)                       (b)                    (c)
Equity compensation plans
approved by security holders          0                         0                      0

Equity compensation plans not
approved by security holders          0                         0                      0

Total                                 0                         0                      0

RECENT SALES OF UNREGISTERED SECURITIES

     During 2001, the Company issued 33,334 shares of its $0.001 par value common stock to two shareholders at a price of $0.90 per share, which approximates the fair market value of the shares, in exchange for services performed.

     During 2001, the Company issued 1,248,335 shares of its $0.001 par value common stock to various shareholders in exchange for services to be performed valued at $1,553,250, which approximates the fair market value of the shares. At December 31, 2001, the Company had deferred stock compensation expense of $996,144 for the services that had not been performed. During 2002, the Company recognized non-cash stock compensation expense of $996,144.

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

     On April 12, 2001, the Company issued 333,333 shares of its $0.001 par value common stock at a price of $0.54 per share, which approximates the fair market value of the shares, to various key employees of Auto Central Discount in relation to the Auto Central Discount Asset Purchase Agreement.

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

     On April 4, 2002, the Company issued 401,740 shares of its $0.001 par value common stock at $0.29 per share, which approximates the fair market value of the shares, to noteholders in exchange for payments of notes and accrued interest outstanding valued at $196,511. The difference between the fair market value of the shares on the date the agreement was reached and the amount of the monies owed to related parties of $62,382 was recorded as additional paid-in capital.

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

     On September 26, 2002 the Company issued 6,650 shares of common stock at a price of $0.11 per share, which approximates the fair market value of the shares, in exchange for services performed.

     On October 28, 2002 the Company entered into a stock purchase agreement. The agreement calls for the Company to issue 43,290,934 shares of common stock in exchange for net proceeds of $422,909.

     On October 28, 2002 the Company issued 153,846 shares of common stock at a price of $0.11 per share, which approximates the fair market value of the shares, in exchange for services performed.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was organized in July 13, 1999, as a developmental stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry. The Company immediately moved to acquire the assets of two companies already operating in the business. On February 23, 2001 the company completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA and in July 2001, the company completed the acquisition of certain assets of American Automotive Group, Inc. Through these acquisitions the Company had operations in San Diego, California, and Glendale, Mesa, Phoenix, and Scottsdale, Arizona. Although the business model is profitable over time, the Company found it to be very capital intensive in the beginning stages.

     In October, 2002, the Company entered into a stock purchase agreement with the Jack Watters Group to obtain necessary capital to satisfy its debt obligations and to reconfigure its operations to achieve profitability and increase revenue generating capabilities. In this agreement the Jack Watters Group acquired 43,290,934 shares of the Company's common stock in exchange for net cash proceeds of $422,909.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE FROM SERVICES PROVIDED

     The Company's revenue from services provided was $5,300, for the year ended December 31, 2002. For the prior year ended December 31, 2001, revenue from services provided was $180,096. The sharp decrease in revenue is attributable to the Company temporarily closing its auto leasing business as a result of a lack of operating capital needed to provide its services in a capital intensive industry, as well as management's decision to remove the Company from the auto leasing business during the first quarter of 2002. Following the Jack Watters Group transaction in October 2002, the Company reestablished its auto leasing business.

OPERATING EXPENSES

     Operating expenses totaled to $1,271,919 and $4,790,392 for the years ended December 31, 2002 and 2001, respectively. The decrease in expenses is attributable to the abandonment of our original business model due to a lack of working capital. As a result of the scaling back of operations, generally all of the Company's expenses in 2002 were reduced significantly in comparison with the prior year.

     Non-cash stock compensation for the years ended December 31, 2002 and 2001 was $1,032,867 and $775,866, respectively. This increase was due primarily to the amortization of consulting agreements entered into during the year 2002 as management sought new, potentially more profitable, business models for the Company to pursue.

     In addition, the Company incurred net other expenses of $30,611, for the year ended December 31,2002, and $551,914, in the prior year. The Company's other expenses were significantly lower during 2002 due to lessened overhead associated with the cessation of operations by the Company.

NET LOSS

     The Company incurred a net loss in the amount of $1,297,230, for the year ended December 31, 2002. This represents a decrease of $3,864,980, or 75%, over the net loss for the prior year 2001 of $5,162,210. The decrease in the Company's net loss compared to the prior year is primarily attributable to the abandonment of the Company's leasing operations and a lack of working capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net increase of $53,663 in our cash position during the year ended December 31, 2002, as compared to a net decrease of $77,257 during the year ended December 31, 2001. The Company used $188,382 of cash for operating activities for the year ended December 31, 2002, as compared to $297,398, for the year ended December 31, 2001. The Company purchased lease vehicles with cash in the amount of $140,340, during the year ended December 31, 2002, which contributed to net cash used of $213,273, for 2002. Additionally, the Company used $28,555 in cash to purchase fixed assets in 2001.

     The Company received net cash proceeds of $455,318 from the issuance of common stock for equity investments in the company during the year ended December 31, 2002. A significant portion of this amount, or $422,909, was received from the Jack Watters Group, in an attempt to revive the Company's leasing operations.

     The Company also obtained financing from related parties in the amount of $85,069, categorized as advances, and $2,475, itemized as notes payable. Consequently, The Company experienced a net cash inflow of $455,318, from financing activities, for the year ended December 31, 2002. In the prior year, the Company obtained $248,696, from financing activities, attributable mainly to the issuances of notes payable to related and third parties.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company's financial resources during the year 2002 was insufficient to support the Company's operating infrastructure. As a result, the Company significantly decreased its operations by liquidating assets and reducing its payroll.

     In the fourth quarter of 2002, the Company received an investment in the amount of $422,909 from the Jack Watters Group to satisfy creditors and revive its operations. For the year 2003, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments in vehicles, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 12 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there may be a potential going concern issue.

     The Company cannot give assurance that it can generate the cash it needs for the next 12 months. There may be a shortfall in our cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue or collect accounts receivable. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

                          ITEM 7. FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-15) form part of the report on the Financial Statements

                                                                 PAGE
                                                                 ----
Independent Auditors' Report                                      F-1
Balance Sheet                                                     F-2
Statements of Operations                                          F-3
Statement of Stockholders' (Deficit)                              F-4
Statements of Cash Flows                                          F-5
Footnotes                                                      F-6 to F-15

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Future Carz, Inc.

We have audited the accompanying consolidated balance sheet of Future Carz, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Future Carz, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein and Co., LLP.

Denver, Colorado
March 25, 2003

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                                December 31, 2002

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    53,663
   Prepaid expenses                                                         177
   Vehicle deposits                                                      99,660
                                                                    -----------
      Total current assets                                              153,500
                                                                    -----------

FIXED ASSETS, net                                                           651
                                                                    -----------

LEASE ASSETS
   Net investment in operating lease vehicles                           113,540
   Vehicles held for lease                                               26,800
                                                                    -----------
                                                                        140,340
                                                                    -----------

                                                                    $   294,491
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   190,348
   Accrued interest                                                      10,724
   Accrued interest - related parties                                     8,075
   Operating advances - related parties                                  42,688
   Notes payable                                                         50,000
   Notes payable - related parties                                       36,000
                                                                    -----------
      Total current liabilities                                         337,835
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             --
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 51,356,900 shares issued and outstanding                 51,357
   Additional paid-in capital                                         6,570,976
   Accumulated (deficit)                                             (6,665,667)
                                                                    -----------
                                                                        (43,344)
                                                                    -----------

                                                                    $   294,491
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations


                                                For the years ended December 31,
                                                    2002               2001
                                                ------------       ------------

REVENUE                                         $      5,300       $    180,096
                                                ------------       ------------
EXPENSES
   Non-cash stock compensation                     1,032,867            775,866
   General and administrative                        236,727            865,256
   Depreciation and amortization                       2,325             14,930
   Write off of assets acquired by
    issuance of common stock                              --          3,134,340
                                                ------------       ------------
                                                   1,271,919          4,790,392
                                                ------------       ------------

NET OPERATING (LOSS)                              (1,266,619)        (4,610,296)
                                                ------------       ------------
OTHER INCOME (EXPENSE)
   (Loss) on disposal of assets                       (8,662)          (195,410)
   Interest expense                                  (21,949)           (27,347)
   Interest income                                        --              1,018
   (Loss) on writedown of assets                          --           (330,175)
                                                ------------       ------------
                                                     (30,611)          (551,914)
                                                ------------       ------------

NET (LOSS)                                      $ (1,297,230)      $ (5,162,210)
                                                ============       ============
PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                                14,265,994          4,067,233
                                                ============       ============

NET (LOSS) PER COMMON SHARE                     $      (0.09)      $      (1.27)
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                 For the Years Ended December 31, 2002 and 2001

                                          Common Stock       Additional                                    Total
                                      ------------------      Paid-in      Deferred     Accumulated    Stockholders'
                                      Shares      Amount      Capital    Compensation    (Deficit)       (Deficit)
                                      ------      ------      -------    ------------    ---------       ---------
Balance, December 31, 2000          2,217,362    $ 2,217    $  401,562    $      --     $  (206,237)    $   197,542

   Shares issued in exchange for
    services                        1,285,669      1,286     1,590,724     (996,144)             --         595,866

   Shares issued to key employees     333,333        333       179,667           --              --         180,000

   Puchase of assets of Auto
    Central Discount                  666,667        667     1,749,333           --              --       1,750,000

   Purchase of assets of
    American Automotive Group       1,000,000      1,000     1,739,000           --              --       1,740,000

   Shares issued in exchange for
    debt                               23,334         23        42,377           --              --          42,400

   Shares issued in exchange for
    option agreement                   16,667         17        24,483           --              --          24,500

   Net (loss)                              --         --            --           --      (5,162,210)     (5,162,210)
                                   ----------    -------    ----------    ---------     -----------     -----------

Balance, December 31, 2001          5,543,032      5,543     5,727,146     (996,144)     (5,368,447)       (631,902)

   Recognition of deferred
    compensation                           --         --            --      996,144              --         996,144

   Shares issued in exchange for
    debt                            2,362,438      2,363       426,012           --              --         428,375

   Shares issued for cash, net
    of offering costs              43,290,934     43,291       379,618           --              --         422,909

   Shares issued in exchange for
    services                          160,496        160        17,493           --              --          17,653

   Capital contributions from
    shareholders                           --         --        20,707           --              --          20,707

   Net (loss)                              --         --            --           --      (1,297,230)     (1,297,230)
                                   ----------    -------    ----------    ---------     -----------     -----------

Balance, December 31, 2002         51,356,900    $51,357    $6,570,976    $      --     $(6,665,677)    $   (43,344)
                                   ==========    =======    ==========    =========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows

                                                                    For the years ended December 31,
                                                                         2002               2001
                                                                      -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                                         $(1,297,230)      $(5,162,210)
   Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
     Non-cash stock compensation                                        1,032,867           775,866
     Depreciation and amortization                                          2,325            14,930
     (Loss) on disposal of assets                                           8,662           195,410
     (Loss) on writedown of assets                                             --           278,902
     Write off of note receivable and related interest                         --            51,273
     Financing costs paid for by issuance of common stock                      --            66,900
     Write off of assets acquired by issuance of common stock                  --         3,134,340
     Bad debt expense                                                          --            11,928
   Changes in:
     Prepaid expenses                                                        (177)               --
     Accounts receivable                                                    7,541           (19,469)
     Note receivable                                                        1,000            (1,000)
     Bank overdraft                                                          (814)              814
     Accounts payable and accrued expenses                                 50,628           297,899
     Accounts payable - related party                                     (34,069)           34,069
     Accrued interest                                                      33,918             1,135
     Accrued interest - related parties                                     6,967            21,815
                                                                      -----------       -----------
Net cash (used in) operating expenses                                    (188,382)         (297,398)
                                                                      -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from assets held for sale                                      26,727                --
   Purchase of fixed assets                                                    --           (28,555)
   Purchase of lease vehicles                                            (140,340)               --
   Increase in vehicle deposits                                           (99,660)               --
                                                                      -----------       -----------
Net cash (used in) investing activities                                  (213,273)          (28,555)
                                                                      -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from operating advances - related parties                      85,069                --
   Payments on operating advances - related parties                       (51,660)               --
   Proceeds from note payable - related parties                             2,475             1,000
   Payments on notes payable - related parties                             (3,475)               --
   Issuance of common stock, net of offering costs                        422,909                --
   Proceeds from notes payable                                                 --           147,969
   Proceeds from notes payable - related parties                               --           100,000
                                                                      -----------       -----------
Net cash provided by financing activities                                 455,318           248,696
                                                                      -----------       -----------

Net increase (decrease) in cash                                            53,663           (77,257)
Cash - beginning                                                               --            77,257
                                                                      -----------       -----------
Cash - ending                                                         $    53,663                --
                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE
   Interest paid                                                      $        --       $        --
                                                                      ===========       ===========
   Income taxes paid                                                  $        --       $        --
                                                                      ===========       ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES
   Common stock issued in exchange for debt                           $   428,375       $    42,400
                                                                      ===========       ===========
   Advance from shareholder converted to capital                      $    20,707       $        --
                                                                      ===========       ===========
   Conversion of accounts payable into note payable                   $   110,624       $        --
   Asset purchase through issuance of common stock                    $        --       $ 3,490,000
                                                                      ===========       ===========
   Common stock issued for deferred compensation                      $        --       $   996,144
                                                                      ===========       ===========
   Issuance of common stock for cancelled option to
    purchase business                                                 $        --       $    24,500
                                                                      ===========       ===========
   Write off of note receivable cancelled through asset purchase      $        --       $    88,000
                                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was organized on July 13, 1999 under the laws of the State of Nevada as Future Carz.com, Inc. On February 5, 2001 the name of the corporation was changed to Future Carz, Inc. The Company's principal business objective is to operate leasing centers that provide quality late model used cars to consumers in the sub-prime credit category. As of December 31, 2002 the Company operates one leasing center, located in San Diego, CA.

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated.

RECLASSIFICATION

Certain amounts from prior year's financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

Rental revenue for leases classified as operating leases are recognized on a straight-line basis as earned during the rental contract period.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

LEASE VEHICLES

Vehicles purchased by the Company are recorded at cost and depreciated over their estimated service life using the straight-line method. The range of service lives estimated by management for automobiles is 60 to 72 months. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life of a vehicle are capitalized.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

EQUIPMENT

Property and equipment consists of office equipment is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years. Accumulated depreciation at December 31, 2002 is $376.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses were $261 and $20,257 for the years ended December 31, 2002 and 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses, operating advances, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of equipment and vehicles to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2002, management believes that there is no asset impairment on long-lived assets.

NET (LOSS) PER COMMON SHARE

The Company follows Statement of Financial Accounting Standard ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

SEGMENT REPORTING

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company operates in one industry segment consisting of the rental of automobiles and will evaluate additional segment disclosure requirements as it expands operations.

STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

CONCENTRATIONS

The Company's target market are consumers who are classified as sub-prime due to meeting certain specified credit risk factors. Financing such individuals is considered to have a higher risk of default. The Company mitigates customer credit risk through credit approvals, credit limits, and monitoring procedures.

The Company's operations are subject to ongoing regulation, supervision, and licensing under federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contract that the Company originates, require specified disclosure to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers.

RECENT PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,665,677, has a working capital deficit of $184,335, a stockholders' deficit of $43,344 and is reliant on raising capital to initiate its business plan.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective October 28, 2002 and is under new management. The Company is pursuing financing for its operations and working towards increasing their fleet of vehicles available for lease.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 3 - LEASE VEHICLES

The Company has operating leases on four automobiles, all originating in December 2002. Following is a summary of automobile inventory at cost:

     Asset on lease                             $113,540
     Assets held for lease                        26,800
                                                --------
                                                 140,340
     Accumulated depreciation                         --
                                                --------
     Vehicle inventory                          $140,340
                                                ========

The Company calculates depreciation on a straight-line basis beginning with the first full month of the lease.

Minimum future rental payments to be received on non-cancelable leases as of December 31, 2002 are as follows:

     2003                                       $33,600
     2004                                        31,200
     2005                                         4,400
                                                -------
       Total                                    $69,200
                                                =======

All operating leases as of December 31, 2002 are to related parties. The Company has placed a deposit of $99,660 with a related party for the delivery of 10 automobiles to be delivered by March 31, 2003.

NOTE 4 - NOTES PAYABLE

On March 16, 2001 the Company entered into a note with a related party for $30,000, bearing interest at 15%, with designated principal and interest payments through March 16, 2004. The Company is in default on this note.

On June 18, 2001 the Company entered into a note with a related party for $6,000, bearing interest at 15%, with designated principal and interest payments through June 18, 2004. The Company is in default on this note.

On November 8, 2001 the Company entered into a note with a third party for $50,000, bearing interest at 20%. The amount was due within 30 days, however, if not paid in full within 10 days, monthly principal and interest payments of $5,000 are supposed to be made until the note and accrued interest is paid in full. The Company is in default on this note.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 5 - STOCKHOLDERS' (DEFICIT)

COMMON STOCK

On January 5, 2002 the Company effected a 1 for 3 reverse stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect the effect of the split.

During 2001 the Company issued 33,334 shares of common stock to two shareholders at a price of $0.90 per share, which approximates the fair market value of the shares, in exchange for services performed.

During 2001 the Company issued 1,248,335 shares of common stock to various shareholders in exchange for services to be performed valued at $1,553,250, which approximates the fair market value of the shares. At December 31, 2001, the Company had deferred stock compensation expense of $996,144 for the services that had not been performed.

On February 23, 2001 the Company issued 666,667 shares of common stock at a price of $2.625 per share, which approximates the fair market value of the shares, related to the Asset Purchase of Auto Central Discount (See Note 7).

On March 6, 2001 the Company commenced a Regulation D offering pursuant to Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. The Private Placement Memorandum offers investment units consisting of $10,000 Notes at 15% interest plus 333 shares of the Company's $0.001 par value common stock. On March 16, 2001, the Company issued 10,000 shares of its $0.001 par value common stock at a price of $1.56 per share and a $30,000 note to two individuals. Also, on July 20, 2001, the Company issued 10,000 shares of its $0.001 par value common stock at a price of $2.46 per share and a $30,000 note to an individual.

On April 3, 2001 the Company issued 3,334 shares of common stock at a price of $0.66 per share, which approximates the fair market value of the shares, to three noteholders to comply with the terms of the note.

On April 12, 2001 the Company issued 333,333 shares of common stock at a price of $0.54 per share, which approximates the fair market value of the shares, to various key employees of Auto Central Discount in relation to the Asset Purchase Agreement (See Note 7).

On July 12, 2001 the Company issued 1,000,000 shares of common stock at a price of $1.74 per share, which approximates the fair market value of the shares, related to the Asset Purchase of American Automotive Group (See Note 7).

On August 13, 2001 the Company issued 4,000 shares of common stock at a price of $2.19 per share, which approximates the fair market value of the shares, in exchange for services performed.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

On November 9, 2001 the Company issued 16,667 shares of common stock at a price of $1.47 per share, which approximates the fair market value of the shares, to an individual in relation to an option agreement the Company entered into (See
Note 7).

During the year ended December 31, 2002 the Company recognized non-cash stock compensation expense of $996,144 related to the amortization of deferred compensation related to stock issued during 2001 for future services.

On March 19, 2002 the Company issued 190,698 shares of common stock at a price of $0.50 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $76,279 to related parties. As a result, the Company recorded stock compensation of $19,070.

On April 4, 2002 the Company issued 401,740 shares of common stock at a price of $0.29 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $178,887 to related parties. As a result, the Company recorded an increase in additional paid-in capital of $62,382.

On August 18, 2002 the Company issued 1,770,000 shares of common stock at a price of $0.05 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $154,139 to related parties. As a result, the Company recorded an increase in additional paid-in capital of $65,639.

On September 26, 2002 the Company issued 6,650 shares of common stock at a price of $0.11 per share, which approximates the fair market value of the shares, in exchange for services performed.

On October 28, 2002 the Company entered into a stock purchase agreement. Pursuant to the agreement the Company issued 43,290,934 shares of common stock in exchange for net cash proceeds of $422,909.

On October 28, 2002 the Company issued 153,846 shares of common stock at a price of $0.11 per share, which approximates the fair market value of the shares, in exchange for services performed.

During the year ended December 31, 2002 various shareholders forgave amounts due from the Company. As a result, the Company recorded an increase in additional paid-in capital of $20,707.

STOCK WARRANTS

In 2000 the Company issued warrants to purchase up to 421,333 shares of common stock at an exercise price of $1.50 per share and are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 6. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                              Reconciling                 Tax
                                                 Item                   Effect

     Net operating loss carryforward          $1,580,000               $538,000
                                              ==========               ========

The net operating loss carryforward will expire through 2022. Also, the Company may be limited in their use of the net operating loss due to a change in control experienced on October 28, 2002.

The deferred tax asset has been fully reserved as of December 31, 2002. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $52,000.

NOTE 7 - ASSET PURCHASE AGREEMENTS

On February 23, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Auto Central Discount, Inc. ("Auto Central"), whereby the Company acquired automobiles valued at $184,060 of Auto Central in exchange for 666,667 shares of common stock, and 333,333 shares of its common stock to obtain the services of key employees of Auto Central, assumption of certain Central operating leases, and a consulting agreement. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On July 12, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with American Automotive Group, Inc. ("American"), whereby the Company acquired automobiles valued at $171,600 of American in exchange for 1,000,000 shares of common stock. Pursuant to the Agreement, the holders of the shares have piggyback registration rights.

On November 9, 2001, the Company entered into an option agreement with Pendleton Investment, Inc. and Flash Funding, Inc. ("Seller"). The option agreement was to grant the Company an option to purchase the Seller's business. The Seller owns

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

and operates a used automobile sales business and car financing operations at two locations. The Company issued 16,667 shares of its common stock and paid $50,000 to the Seller for the option price as per the Agreement. The Company later decided not to exercise its option.

NOTE 8 - CONTINGENCIES

The Company is currently a defendant in a lawsuit against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 (See Note 7). The Company is unable to determine the likelihood or amount of any damages.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None - Not Applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

THE NAMES, AGES AND POSITIONS OF THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS ARE AS FOLLOWS:

         Name                 Age                   Position
         ----                 ---                   --------
    George Jessop             52             Chairman of the Board
    Ethel Merriman            48             President and Director
    Jack Watters              55             Director

FAMILY RELATIONSHIPS

     None - not applicable.

WORK EXPERIENCE

     MR. GEORGE JESSOP, CHAIRMAN OF THE BOARD OF DIRECTORS, is a principal of Hoosier State Building and Loan, which was founded in 2002, with the goal to extend commercial loans to the shopping center industry. In 1987, he initiated the Everclear Fund, which he currently manages for private investors.

     ETHEL MERRIMAN, PRESIDENT AND DIRECTOR, since 1999 has been self-employed in the Mortgage and Real Estate industry. From 1995-1998, she was employed with Advanta as a Mortgage Division Sales Manager, where she started the Refinance Division in California. From 1985-1995, she was employed with Associates Financial Services, with varying levels of responsibility. While there, Ms. Merriman held the positions of Branch Manager, District Manager, AVP in charge of one division's Credit and Compliance Department, Vice President of Training responsible for employee training of a 12 state area.

     JACK WATTERS, DIRECTOR, has been self-employed his entire career. He has been in shopping center development since 1970, first as a consultant and then for his own benefit. He is involved in raw land acquisition and lately in existing shopping centers. He has also served as a tenant lease negotiator, representing national tenants interested in acquiring space in enclosed shopping malls in the 1980s and power strip shopping centers during the 1990's. Additionally he has assisted a number of companies in setting up franchised operations primarily in the retail food service industry. In 2002 he began developing resort communities in the Carribean and Central America under the name of "The Colony". In 2002 he became a principal in Pristine Belize Holidays, a tour operator offering chartered packaged vacations to Belize, Costa Rica, and Cuba.

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)  No  director,   officer,   significant  employee  or  consultant  has  been
permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

                         ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

                           Summary Compensation Table

                               Annual Compensation                 Long-Term Compensation
                         --------------------------------    ------------------------------------
                                                  Other
Name &                                           annual      Restricted    Securities                All other
principle                                        compen        stock       Underlying     LTIP       compen
position          Year   Salary($)   Bonus($)    sation($)    awards($)     Options     Payouts($)   sation($)
--------          ----   ---------   --------    ---------    ---------     -------     ----------   ---------
Ethel Merriman    2002         0        0            0            0            0            0            0
President

Ed Heisler        2002    42,500        0            0            0            0            0            0
Fmr President

DIRECTORS' COMPENSATION

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

     Since our incorporation, we have not paid any compensation to our officers. We do not have employment agreements with any of our officers, directors of employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

     We currently do not have existing or proposed option/SAR grants.

     ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of December 31, 2002 certain information regarding the beneficial ownership of our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

                     Name and Address        Amount and Nature of
Title of Class     of Beneficial Owner         Beneficial Owner       % of Class
--------------     -------------------         ----------------       ----------
Common Stock       Jack Watters Group(1)          43,290,934             89.21%

                   Officers and Directors
                    as a Group                    43,290,934             89.21%
----------
Note 1: The Jack Watters Group is beneficially controlled by Jack Watters, George Jessop and Ethel Merriman, all of whom are officers and/or directors of Future Carz.

NON-VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company has not issued any non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

     The Company has warrants outstanding to purchase up to 421,333 underlying shares of common stock at an exercise price of $1.50 per share and are currently redeemable by the Company. The warrants have no fixed redemption price and no expiration date.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None. - Not Applicable.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                Name and/or Identification of Exhibit
--------------                -------------------------------------
     99                   Certification Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002

  Date Filed                  Items Disclosed in Report on Form 8-K
  ----------                  -------------------------------------

  09/18/2002              Item 1 - Changes in Control of Registrant

  11/21/2002              Item 1 - Changes in Control of Registrant
                          Item 7 - Exhibit: Stock Purchase Agreement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Future Carz, Inc.
                                -----------------
                                  (Registrant)

       Signature                          Title                         Date
       ---------                          -----                         ----

/s/ Ethel Merriman              Chief Executive Officer and        April 2, 2003
-------------------------       Chief Financial Officer
    Ethel Merriman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                         Date
       ---------                          -----                         ----

/s/ Ethel Merriman              President and                      April 2, 2003
-------------------------       Director
    Ethel Merriman

/s/ George Jessop               Director                           April 2, 2003
-------------------------
    George Jessop

/s/ Jack Watters                Director                           April 2, 2003
-------------------------
    Jack Watters

                                 CERTIFICATIONS

I, Ethel Merriman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Future Carz, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and
          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 2, 2003

/s/ Ethel Merriman
-------------------------
Ethel Merriman
Chief Executive Officer
Chief Financial Officer