Form 10KSB/A
period 2002-12-31
FUTURE CARZ INC
filed 2003-06-10
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

                                     COMMON
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,300.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2002. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,081,414.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 10, 2003: 52,856,900.

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I.......................................................................  3
   ITEM 1.  BUSINESS.........................................................  3
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................  6
   ITEM 3.  LEGAL PROCEEDINGS................................................  6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6
PART II......................................................................  6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  9
   ITEM 7.  FINANCIAL STATEMENTS............................................. 11
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 12
PART III..................................................................... 12
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................ 12
   ITEM 10. EXECUTIVE COMPENSATION........................................... 13
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.... 14
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 14
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 14
SIGNATURES................................................................... 15

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

HOLDERS

     As of May 30, 2003, the Company had approximately 177 stockholders of record.

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

     During November 2002, the Company offered eight note holders the option of converting their promissory notes with an aggregate principal value of $136,000 into convertible debentures that allowed the note holders to convert their debt into common stock at $.10 per share. All eight note holders converted their promissory notes into convertible debentures and simultaneously converted the debentures into common stock subscriptions for 1,360,000 shares of common stock.

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

OPERATING EXPENSES

     Operating expenses totaled to $1,282,793 and $4,790,392 for the years ended December 31, 2002 and 2001, respectively. The decrease in expenses is attributable to the abandonment of our original business model due to a lack of working capital. As a result of the scaling back of operations, generally all of the Company's expenses in 2002 were reduced significantly in comparison with the prior year.

     Non-cash stock compensation for the years ended December 31, 2002 and 2001 was $1,050,968 and $775,866, respectively. This increase was due primarily to the amortization of consulting agreements entered into during the year 2002 as management sought new, potentially more profitable, business models for the Company to pursue.

     In addition, the Company incurred net other expenses of $30,611, for the year ended December 31,2002, and $551,914, in the prior year. The Company's other expenses were significantly lower during 2002 due to lessened overhead associated with the cessation of operations by the Company.

NET LOSS

     The Company incurred a net loss in the amount of $1,308,104, for the year ended December 31, 2002. This represents a decrease of $3,854,106, or 75%, over the net loss for the prior year 2001 of $5,162,210. The decrease in the Company's net loss compared to the prior year is primarily attributable to the abandonment of the Company's leasing operations and a lack of working capital.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     The accompanying financial statements as of and for the year ended December 31, 2002 have been restated to correct errors relating to the conversion of debt into subscriptions for common stock. The effect of the restatement was to decrease current liabilities by $154,867 and increase net (loss) for the year ended December 31, 2002 by $10,874, or $0.00 per share.

     On March 28, 2003 the Company issued 1,500,000 shares of common stock to a consultant pursuant to a Form S-8 Registration Statement for consulting services. This consultant arranged for the transfer of 1,360,000 shares to certain note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. Should the Company not be in compliance with Regulations SB and SX, its ability to register additional shares may be restricted.

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

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Future Carz, Inc.

We have audited the accompanying consolidated balance sheet of Future Carz, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Note 9 to the financial statements, the Company has restated the financial statements as of December 31, 2002 to correct errors relating to the conversion of debt into subscriptions for common stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 25, 2003, except for Note 9 as to
which the date is May 13, 2003

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                               December 31, 2002
                                   (Restated)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    53,663
  Prepaid expenses                                                          177
  Vehicle deposits                                                       99,660
                                                                    -----------
      Total current assets                                              153,500
                                                                    -----------

FIXED ASSETS, net                                                           651
                                                                    -----------
LEASE ASSETS
  Net investment in operating lease vehicles                            113,540
  Vehicles held for lease                                                26,800
                                                                    -----------
                                                                        140,340
                                                                    -----------

                                                                    $   294,491
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   180,468
  Operating advances                                                      2,500
                                                                    -----------
      Total current liabilities                                         182,968
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 51,356,900 shares issued and outstanding                 51,357
  Additional paid-in capital                                          6,600,717
  Stock subscriptions                                                   136,000
  Accumulated (deficit)                                              (6,676,551)
                                                                    -----------
                                                                        111,523
                                                                    -----------

                                                                    $   294,491
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations

                                                             For the years ended December 31,
                                                                 2002                 2001
                                                             ------------         ------------
                                                              (Restated)
REVENUE                                                      $      5,300         $    180,096
                                                             ------------         ------------
EXPENSES
  Non-cash stock compensation                                   1,050,968              775,866
  General and administrative                                      229,500              865,256
  Depreciation and amortization                                     2,325               14,930
  Write off of assets acquired by issuance of common stock             --            3,134,340
                                                             ------------         ------------
                                                                1,282,793            4,790,392
                                                             ------------         ------------

NET OPERATING (LOSS)                                           (1,277,493)          (4,610,296)

OTHER INCOME (EXPENSE)
  (Loss) on disposal of assets                                     (8,662)            (195,410)
  Interest expense                                                (21,949)             (27,347)
  Interest income                                                      --                1,018
  (Loss) on writedown of assets                                        --             (330,175)
                                                             ------------         ------------
                                                                  (30,611)            (551,914)
                                                             ------------         ------------

NET (LOSS)                                                   $ (1,308,104)        $ (5,162,210)
                                                             ============         ============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                                             14,265,994            4,067,233
                                                             ============         ============

NET (LOSS) PER COMMON SHARE                                  $      (0.09)        $      (1.27)
                                                             ============         ============

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                 Consolidated Statement of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001
                                   (Restated)

                                                             Common Stock           Additional
                                                         ---------------------        Paid-in         Stock
                                                         Shares         Amount        Capital      Subscriptions
                                                         ------         ------        -------      -------------
Balance, December 31, 2000                              2,217,362      $ 2,217      $  401,562      $     --

  Shares issued in exchange for services                1,285,669        1,286       1,590,724            --
  Shares issued to key employees                          333,333          333         179,667            --
  Purchase of assets of Auto Central Discount             666,667          667       1,749,333            --
  Purchase of assets of American Automotive Group       1,000,000        1,000       1,739,000            --
  Shares issued in exchange for debt                       23,334           23          42,377            --
  Shares issued in exchange for option agreement           16,667           17          24,483            --
  Net (loss)                                                   --           --              --            --
                                                       ----------      -------      ----------      --------

Balance, December 31, 2001                              5,543,032        5,543       5,727,146            --

  Recognition of deferred compensation                         --           --              --            --
  Shares issued in exchange for debt                    2,362,438        2,363         426,012            --
  Stock subscriptions issued for debt                          --           --          18,100       136,000
  Shares issued for cash, net of offering costs        43,290,934       43,291         379,618            --
  Shares issued in exchange for services                  160,496          160          17,493            --
  Capital contributions from shareholders                      --           --          32,348            --
  Net (loss)                                                   --           --              --            --
                                                       ----------      -------      ----------      --------

Balance, December 31, 2002                             51,356,900      $51,357      $6,600,717      $136,000
                                                       ==========      =======      ==========      ========

                                                                                               Total
                                                          Deferred        Accumulated      Stockholders'
                                                        Compensation       (Deficit)         (Deficit)
                                                        ------------       ---------         ---------
Balance, December 31, 2000                               $      --       $  (206,237)      $   197,542

  Shares issued in exchange for services                  (996,144)               --           595,866
  Shares issued to key employees                                --                --           180,000
  Purchase of assets of Auto Central Discount                   --                --         1,750,000
  Purchase of assets of American Automotive Group               --                --         1,740,000
  Shares issued in exchange for debt                            --                --            42,400
  Shares issued in exchange for option agreement                --                --            24,500
  Net (loss)                                                    --        (5,162,210)       (5,162,210)
                                                         ---------       -----------       -----------

Balance, December 31, 2001                                (996,144)       (5,368,447)         (631,902)

  Recognition of deferred compensation                     996,144                --           996,144
  Shares issued in exchange for debt                       428,375
  Stock subscriptions issued for debt                           --                --           154,100
  Shares issued for cash, net of offering costs                 --                --           422,909
  Shares issued in exchange for services                        --                --            17,653
  Capital contributions from shareholders                       --                --            32,348
  Net (loss)                                                    --        (1,308,104)       (1,308,104)
                                                         ---------       -----------       -----------

Balance, December 31, 2002                               $      --       $(6,676,551)      $   111,523
                                                         =========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows

                                                                       For the Years ended December 31,
                                                                          2002                2001
                                                                       -----------         -----------
                                                                        (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(1,308,104)        $(5,162,210)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
    Non-cash stock compensation                                          1,050,968             775,866
    Gain on forgiveness of debt                                            (37,774)
    Depreciation and amortization                                            2,325              14,930
    (Loss) on disposal of assets                                             8,662             195,410
    (Loss) on writedown of assets                                               --             278,902
    Write off of note receivable and related interest                           --              51,273
    Financing costs paid for by issuance of common stock                        --              66,900
    Write off of assets acquired by issuance of common stock                    --           3,134,340
    Bad debt expense                                                            --              11,928
  Changes in:
    Prepaid expenses                                                          (177)                 --
    Accounts receivable                                                      7,541             (19,469)
    Note receivable                                                          1,000              (1,000)
    Bank overdraft                                                            (814)                814
    Accounts payable and accrued expenses                                  100,111             297,899
    Accounts payable - related party                                       (34,069)             34,069
    Accrued interest                                                           144               1,135
    Accrued interest - related parties                                      21,805              21,815
                                                                       -----------         -----------
Net cash (used in) operating activities                                   (188,382)           (297,398)
                                                                       -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from assets held for sale                                        26,727                  --
  Purchase of fixed assets                                                      --             (28,555)
  Purchase of lease vehicles                                              (140,340)                 --
  Increase in vehicle deposits                                             (99,660)                 --
                                                                       -----------         -----------
Net cash (used in) investing activities                                   (213,273)            (28,555)
                                                                       -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from operating advances - related parties                        85,069                  --
  Payments on operating advances - related parties                         (51,660)                 --
  Proceeds from note payable - related parties                               2,475               1,000
  Payments on notes payable - related parties                               (3,475)                 --
  Issuance of common stock, net of offering costs                          422,909                  --
  Proceeds from notes payable                                                   --             147,696
  Proceeds from notes payable - related parties                                 --             100,000
                                                                       -----------         -----------
Net cash provided by investing activities                                  455,318             248,696
                                                                       -----------         -----------

Net increase (decrease) in cash                                             53,663             (77,257)
Cash - beginning                                                                --              77,257
                                                                       -----------         -----------
Cash - ending                                                          $    53,663         $        --
                                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURE
  Interest paid                                                        $        --         $        --
                                                                       ===========         ===========
  Income taxes paid                                                    $        --         $        --
                                                                       ===========         ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Common stock issued in exchange for debt                             $   420,287         $    42,400
                                                                       ===========         ===========
  Conversion of notes payable into stock subscriptions                 $   136,000         $        --
                                                                       ===========         ===========
  Advance from shareholder converted to capital                        $    32,348         $        --
                                                                       ===========         ===========
  Conversion of accounts payable into note payable                     $    91,345         $        --
                                                                       ===========         ===========
  Common stock issued for accrued interest                             $    27,169         $        --
                                                                       ===========         ===========
  Asset purchase through issuance of common stock                      $        --         $ 3,490,000
                                                                       ===========         ===========
  Common stock issued for deferred compensation                        $        --         $   996,144
                                                                       ===========         ===========
  Issuance of common stock for cancelled option to purchase business   $        --         $    24,500
                                                                       ===========         ===========
  Write off of note receivable cancelled through asset purchase        $        --         $    88,000
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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of equipment and automobiles to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2002, management believes that there is no asset impairment on long-lived assets.

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,676,551, has a working capital deficit of $29,468, and is reliant on raising capital to initiate its business plan.

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

On March 19, 2002 the Company issued 190,698 shares of common stock at a price of $0.50 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $76,279. As a result, the Company recorded stock compensation of $19,070.

On April 4, 2002 the Company issued 401,740 share of common stock at a price of $0.29 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $178,887. As a result, the Company recorded an increase in additional paid-in capital of $62,382.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

On August 18, 2002 the Company issued 1,770,000 shares of common stock at a price of $0.05 per share, which approximates the fair value of the shares, to satisfy amounts owed by the Company of $154,139. As a result, the Company recorded an increase in additional paid-in capital of $65,639.

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

During November 2002 the Company entered into agreements with promissory note holders to convert debt with a value of $136,000 into 1,360,000 shares of common stock. The Company recorded stock subscriptions at the fair market value of the stock to be issued as of the date the agreements were reached. As a result, the Company recorded stock compensation expense of $18,100 (see Note 8).

During the year ended December 31, 2002 various shareholders forgave amount due from the Company. As a result, the Company recorded an increase in additional paid-in capital of $32,348.

STOCK WARRANTS

The Company has issued warrants to purchase up to 421,333 shares of common stock at an exercise price of $1.50 per share and are redeemable by the Company after two years from the date of issuance. The warrants have no fixed redemption price and no expiration date.

NOTE 5.  INCOME TAXES

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                    Reconciling           Tax
                                                       Item              Effect
                                                       ----              ------
     Net operating loss carryforward                $1,580,000          $538,000
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

NOTE 6 - ASSET PURCHASE AGREEMENTS

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

NOTE 7 - CONTINGENCIES

The Company is currently a defendant in a lawsuit against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 (See Note 6). The Company is unable to determine the likelihood or amount of any damages.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 8. SUBSEQUENT EVENT

On March 28, 2003 the Company issued 1,500,000 shares of common stock to a consultant pursuant to a Form S-8 Registration Statement for consulting services. This consultant arranged for the transfer of 1,360,000 shares to certain note holders of the Company in satisfaction of the Company's stock subscriptions (see Note 4). The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. Should the Company not be in compliance with Regulations SB and SX, its ability to register additional shares may be restricted.

NOTE 9 - CORRECTION OF AN ERROR

The accompanying financial statements as of and for the year ended December 31, 2002 have been restated to correct errors relating to the conversion of debt into subscriptions for common stock. The effect of the restatement was to decrease current liabilities by $154,867 and increase net (loss) for the year ended December 31, 2002 by $10,874, or $0.00 per share.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None - Not Applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the company's directors and executive officers are as follows:

         Name                 Age                   Position
         ----                 ---                   --------
    M. David Fesko            55             Chairman of the Board
    Ethel Merriman            48             President and Director
    Jack Watters              55             Director, resigned May 31, 2003

FAMILY RELATIONSHIPS

     None - not applicable.

WORK EXPERIENCE

     M. DAVID FESKO, CHAIRMAN OF THE BOARD OF DIRECTORS, is a principal of Retail Leasing, Inc., an owner and developer of commercial real estate, including urban redevelopment. Previously he operated Orange Julius franchises and founded Sunshine Ice Cream Company which produced ice cream and frozen yogurts that were distributed to ice cream shops in five states. Mr. Fesko has vast knowledge of the franchise industry and in 1972 worked with the Indiana Secretary of State's office in implementing Indiana's franchise disclosure law.

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

     JACK WATTERS, DIRECTOR, has been self-employed his entire career. He has been in shopping center development since 1970, first as a consultant and then for his own benefit. He is involved in raw land acquisition and lately in existing shopping centers. He has also served as a tenant lease negotiator, representing national tenants interested in acquiring space in enclosed shopping malls in the 1980s and power strip shopping centers during the 1990's. Additionally he has assisted a number of companies in setting up franchised operations primarily in the retail food service industry. In 2002 he began developing resort communities in the Carribean and Central America under the name of "The Colony". In 2002 he became a principal in Pristine Belize Holidays, a tour operator offering chartered packaged vacations to Belize, Costa Rica, and Cuba. Mr. Watters resigned as a director on May 31, 2003.

SECTION 16(a) BENEFICAL OWNERSHIP REPORTING COMPLIANCE.

     During 2002, the following directors, officers, and shareholders owning more than 10% of any class of equity securities of the company failed to report on a timely basis, as required by section 16 (a) of the Exchange Act, the number of reports as follows:

                                                            Form 4
      Reporting Person                    Form 3      (No. of Transactions)     Form 5
      ----------------                    ------      ---------------------     ------
George Jessop, Director, Chairman (1)       1                 --                  --
M. David Fesko, Director, Chairman (2)      1                  4                   1
Ethel Merriman, Director, President (3)     1                 --                   1
Jack Watters, Director (4)                  1                 --                   1
Ramajax Corporation                         1                 --                   1

----------
(1)  Resigned position as director on April 28, 2002
(2)  Assumed position as officer and director on April 28, 2002
(3)  Assumed position as officer and director on December 1, 2002
(4) Assumed position as director on November 1, 2002 and resigned position as director on May 31, 2003

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

                     Name and Address        Amount and Nature of
Title of Class     of Beneficial Owner         Beneficial Owner       % of Class
--------------     -------------------         ----------------       ----------
Common Stock       M. David Fesko (1)            20,070,000               39%
                   Ramajax Corporation           12,000,000               23%
                   Jack Watters  (2)             11,290,934               22%
                   Ethel Merriman (3)               150,000                0%
                   Officers and Directors
                    as a Group                   43,510,934               85%
----------
(1) Includes 10,000,000 shares held by the M. David Fesko Trust UWO Jack Fesko, and 10,000,000 shares held by the M. David Fesko Exempt Trust UTO Helen Fesko
(2)  Includes 11,290,934 shares owned by Jack Watters Realty, LLC
(3) Includes 60,000 shares under stock subscription dated March 2003 but not issued

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

                                Future Carz, Inc.
                                -----------------
                                  (Registrant)

       Signature                          Title                         Date
       ---------                          -----                         ----

/s/ Ethel Merriman              Chief Executive Officer and        June 10, 2003
-------------------------       Chief Financial Officer
    Ethel Merriman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                         Date
       ---------                          -----                         ----

/s/ Ethel Merriman              President and                      June 10, 2003
-------------------------       Director
    Ethel Merriman

/s/ M. David Fesko              Director                           June 10, 2003
-------------------------
    M. David Fesko

/s/ Jack Watters                Director, resigned May 31, 2003    June 10, 2003
-------------------------
    Jack Watters

                                 CERTIFICATIONS

I, Ethel Merriman, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Future Carz, Inc.;

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

Date: June 10, 2003

/s/ Ethel Merriman
-------------------------
Ethel Merriman
Chief Executive Officer
Chief Financial Officer