Form 10QSB
period 2003-03-31
FUTURE CARZ INC
filed 2003-06-19
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2003

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


717 Union Street, Suite K, San Diego, CA                             92101
(Address of principal executive offices)                           (Zip Code)


                                 (619) 696-3690
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,856,900

                                FUTURE CARZ, INC.

                  For the Quarterly Period Ended March 31, 2003

                                Table of Contents

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1. Unaudited Financial Statements                             3

                 Balance Sheet                                              4

                 Statement of Operations                                    5

                 Statement of Cash Flows                                    6

                 Notes to Financial Statements                              7

         Item 2. Management's Discussion and Plan of Operation              9

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          12

         Item 2. Changes in Securities                                      12

         Item 3. Default Upon Senior Securities                             12

         Item 4. Submission of Matters to a Vote of Security Holders        12

         Item 5. Other Information                                          12

         Item 6. Exhibits                                                   12

SIGNATURES                                                                  13

CERTIFICATIONS                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB/A previously filed with the Commission on June 10, 2003.

     The accompanying notes are an integral part of these unaudited financial statements.

                                FUTURE CARZ, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    13,443
  Prepaid expenses                                                        4,326
                                                                    -----------
      Total current assets                                               17,769
                                                                    -----------

FIXED ASSETS, net                                                           600
                                                                    -----------

LEASE ASSETS
  Net investment in operating lease vehicles                            147,467
  Vehicles held for lease                                               119,550
                                                                    -----------
                                                                        267,017
                                                                    -----------

                                                                    $   285,386
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   157,608
  Operating advances - related parties                                   27,303
  Note payable - related parties                                        136,000
                                                                    -----------
      Total current liabilities                                         320,911
                                                                    -----------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 100,000,000 shares
  authorized, 52,856,900 shares issued and outstanding                   52,857
  Additional paid-in capital                                          6,632,216
  Deferred compensation                                                 (33,000)
  Accumulated (deficit)                                              (6,687,598)
                                                                    -----------
                                                                        (35,525)
                                                                    -----------

                                                                    $   285,386
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            For the three months ended March 31,
                                                2003                   2002
                                            ------------           ------------

REVENUE                                     $     12,697           $         --
                                            ------------           ------------
EXPENSES
  General and administrative                      18,820                105,162
  Depreciation and amortization                    4,924                    758
  Non-cash stock compensation                         --                414,688
                                            ------------           ------------
                                                  23,744                105,920
                                            ------------           ------------

NET OPERATING (LOSS)                             (11,047)              (105,920)
                                            ------------           ------------
OTHER INCOME (EXPENSE)
  Gain on disposal of assets                          --                    501
  Interest expense                                    --                 (9,100)
                                            ------------           ------------
                                                      --                 (8,599)
                                            ------------           ------------

NET (LOSS)                                  $    (11,047)          $   (114,519)
                                            ============           ============
PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                            51,540,233              5,570,577
                                            ============           ============

NET (LOSS) PER COMMON SHARE                 $      (0.00)          $      (0.02)
                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the three months ended March 31,
                                                               2003                2002
                                                             --------            --------
Cash flow from operating activities
     Net cash (used in) operating expenses                   $ (8,330)           $(23,513)
                                                             --------            --------

Cash flow from investing activities
  Proceeds from assets held for sale                               --              23,927
  Purchase of lease assets                                    (31,890)                 --
                                                             --------            --------
     Net cash provided by (used in) investing activities      (31,890)             23,927
                                                             --------            --------
Cash flow from financing activities
     Net cash provided by financing activities                     --                  --
                                                             --------            --------

Net increase (decrease) in cash                               (40,220)                414
Cash - beginning                                               53,663                  --
                                                             --------            --------
Cash - ending                                                $ 13,443            $    414
                                                             ========            ========

   The accompanying notes are an integral part of these financial statements.

                                FUTURE CARZ, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB/A as of and for the two years ended December 31, 2002.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2003 the Company incurred a net loss of $11,047 and has a working capital deficit of $303,142.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                                FUTURE CARZ, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 4. STOCKHOLDERS' (DEFICIT)

On March 20, 2003 the Company agreed to issue 1,500,000 shares of common stock to a consultant in exchange for services to be provided through March 20, 2005. The shares were issued at their fair market value of $0.022 on that date. The Company has recorded deferred compensation of $33,000 for services to be received subsequent to March 31, 2003. On March 28, 2003 the Company filed a Form S-8 Registration Statement to register these shares of common stock and issued the shares to the consultant.

On March 28, 2003 the consultant arranged for the transfer of 1,360,000 shares to certain former note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. As a result, the Company's ability to register additional shares may be restricted.

As a result of this transaction the Company has recorded a note payable - related party of $136,000 to the consultant for satisfaction of the stock subscriptions on the Company's behalf. As of the date of this filing the Company had not agreed to repayment terms with the consultant.

NOTE 5. CONTINGENCIES

The Company is currently a defendant in a lawsuit brought against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the year ended December 31, 2001. The Company is unable to determine the likelihood or amount of any damages.

NOTE 6. SUBSEQUENT EVENT

On May 1, 2003 the Company entered into a secured promissory note for $100,000 at 12% annum, interest due monthly. The promissory note is secured by lease assets and matures on April 30, 2004. As of the date of this filing the balance due under this promissory note was $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements about Future Carz, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Future Carz' actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES" and similar expressions are intended to identify forward-looking statements, as defined in
Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

GENERAL

     Future Carz, Inc. ("Future Carz" or the "Company") was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 13, 1999, under the name Future Carz.com, Inc. Subsequently, on February 5, 2001, we filed an amendment to the articles of incorporation, whereby we changed our name to Future Carz, Inc. We have never been the subject of any bankruptcy or receivership action.

     In October 2002, we entered into an agreement with The Jack Watters Group to obtain necessary capital to satisfy our debt obligations and to reconfigure our operations to achieve profitability and increase revenue generating capabilities.

     We were originally founded to capitalize on two significant emerging trends transforming the automobile financing market: a dramatic rise in the number of sub-prime consumers and a marked increase in used car leasing. Sub-prime consumers are individuals with limited credit histories, low incomes, or past credit issues that prevent them from accessing traditional (conforming) financing. This group now accounts for roughly 45% of the credit population nationwide. Through a predecessor company, our management identified a unique opportunity for high-yield profits with comparatively low exposure to risk in the sub-prime segment of the automobile financing market. The innovation behind the opportunity was an unconventional approach to leasing rather than selling used vehicles.

     Our current service offering is designed to meet the needs of the growing sub-prime credit sector seeking quality used automobiles. We offer an attractive alternative to buying a used car or leasing a new one. The concept is to provide closed-end leases on used vehicles in a format that is acceptable to the sub-prime consumer, yet reduces risk of default for us.

     Our leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week that covers the vehicle's major components. As of March 31, 2003 none of our lessees have chosen to purchase a warranty. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes a range of down payments from $500 to $700 in cash with an average weekly payment of $75. These payments are due each Friday. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle is repossessed. The leased vehicle title remains in our name during the entire lease period.

     Customers view the opportunity to drive a quality vehicle as a luxury and in many cases, we may be their last resort to obtain reliable transportation. The added benefit of building good credit is an unexpected bonus. For this reason, we command a sense of loyalty with our customers. Many of these individuals will eventually improve their credit rating and look for newer vehicles or upgraded transportation. Through our approach, we can produce strong repeat customer and referral business.

     In November 2002 the present management team began building relationships with automotive rebuilders in southern California to provide a source of supply for quality late model automobiles. Rebuilders were required to build automobiles to the Company's specifications and provide a limited warranty. To date the Company has acquired over 30 vehicles from these sources.

     In December 2002 the Company opened a leasing center under the name Accel Auto Carz located at 717 Union Street in San Diego, CA. As of March 31, 2003 this leasing center has leased 13 vehicles. The Company makes credit decisions taking into account the prospective lessee's present job, credit history and future prospects. For the period beginning December 1, 2002 to date the Company has suffered no defaults on lease payments. Although this period is relatively short in duration and only reflects transactions with a small number of lessees, the Company believes its default rate will be acceptable.

     In April 2003 the Company signed a lease to open a second leasing center in Hammond, Indiana, which is part of the greater Chicago, IL market. This leasing center is scheduled to open June 30, 2003. The Company has established a network of rebuilders similar to those in southern California in the Chicago area. The Hammond leasing center will operate under the name Accel Auto Carz.

     On May 1, 2003 the Company entered into a secured promissory note for $100,000 at 12% annum, interest due monthly. The promissory note is secured by lease assets and matures on April 30, 2004. As of the date of this filing the balance due under this promissory note was $100,000.

REVENUE FROM SERVICES PROVIDED

     The Company's revenue from services provided was $12,697 for the quarter ended March 31, 2003. For the prior quarter ended March 31, 2002, revenue from services provided was zero. This increase in revenue is attributable to the Company opening its leasing center in San Diego.

OPERATING EXPENSES

     Operating expenses totaled $23,744 and $105,920 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in expenses is attributable to more efficient use of the Company's resources as well as no stock compensation being incurred during the quarter ended March 31, 2003.

     In addition, the Company's interest expense was zero for the quarter ended March 31, 2003, down from $9,100 in the prior year, due to a large decrease in interest bearing debt.

NET LOSS

     The Company incurred a net loss in the amount of $11,047 for the quarter ended March 31, 2003. This represents a decrease of $103,472 or 90%, over the net loss for the prior quarter 2002 of $114,519.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net decrease of $40,220 in our cash position during the quarter ended March 31, 2003, as compared to a net increase of $414 during the quarter ended March 31, 2002. The Company used $8,330 of cash for operating activities for the quarter ended March 31, 2003, as compared to $23,513, for the quarter ended March 31, 2002. The Company purchased lease vehicles with cash in the amount of $31,890, during the quarter ended March 31, 2003. The Company did experience a cash inflow of $23,927 from the proceeds of assets held for sale during the quarter ended March 31, 2002.

     The Company obtained no financing during the quarters ended March 31, 2003 or March 31, 2002.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company's financial resources during the quarter ended March 31, 2003 were sufficient to support the Company's operating infrastructure. The company anticipates the cash needs for the next twelve months to be approximately $200,000, approximately $125,000 for financing activities and $75,000 for operations activities.

     The Company has entered into an agreement with Hoosier State Building and Loan, Ltd. to provide lien backed financing of its leased vehicles. The Company expects to increase investments in vehicles over the next 12 months. The Company may not have sufficient financial resources to support an increased level of operations for the next 12 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation for its operations for the next 12 months, the Company may face an issue of whether its available cash resources from operations and capital will allow it to continue as a going concern.

     The Company cannot give any assurance that it will be able to generate cash from operations to meet its needs for the next 12 months. There may be a shortfall in our cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue or collect accounts receivable. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

     On March 28, 2003, we filed a registration statement of Form S-8, whereby we registered an aggregate of 1,500,000 shares of $0.001 par value common stock, issued to Douglas G. Hauser for services to be rendered pursuant to a consulting services agreement entered into in March, 2003. On March 28, 2003 the Mr. Hauser arranged for the transfer of 1,360,000 of these shares to certain former note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. As a result, the shares issued to the note holders are restricted securities and may only be sold in compliance with Rule 144. As a result, the Company has placed stop-transfer instructions on the shares issued to the note holders. The Company is evaluating making an offer to the note holders, which may include the option of either keeping the restricted shares and receiving a cash payment of $0.01 per share, or returning the shares and receiving the promissory notes they previously held. The Company is exploring alternatives for making the offer to the note holders pursuant to Regulation D.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                   Description
                                   -----------
    Exhibit 3   Articles of Incorporation & By-Laws
                (a) Articles of Incorporation of the Company.*
                (b) By-Laws of the Company.*

    Exhibit 99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

(b) Reports on Form 8-K

    None

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

                                Future Carz, Inc.
                                  (Registrant)

      Signature                          Title                          Date
      ---------                          -----                          ----

/s/ Ethel Merriman              Chief Executive Officer and        June 17, 2003
-----------------------------   Chief Financial Officer
Ethel Merriman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                          Date
      ---------                          -----                          ----


/s/ Ethel Merriman              President and                      June 17, 2003
-----------------------------   Director
Ethel Merriman


/s/ M. David Fesko              Director                           June 17, 2003
-----------------------------
M. David Fesko

                                 CERTIFICATIONS

I, Ethel Merriman, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Future Carz, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 17, 2003

/s/ Ethel Merriman
------------------------------------
President, CEO, and Principal Financial Officer