Form 10QSB
period 2003-06-30
FUTURE CARZ INC
filed 2003-09-09
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,856,900

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                                 June 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    43,830
                                                                    -----------

FIXED ASSETS, net                                                           400
                                                                    -----------
LEASE ASSETS
  Net investment in operating lease vehicles                            186,407
  Vehicles held for lease                                               185,100
                                                                    -----------
                                                                        371,507
                                                                    -----------

                                                                    $   415,737
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   182,820
  Operating advances - related parties                                   71,266
  Note payable                                                          100,000
  Note payable - related party                                          136,000
                                                                    -----------
      Total current liabilities                                         490,086
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 52,856,900 shares issued and outstanding                  52,857
  Additional paid-in capital                                          6,632,216
  Deferred compensation                                                 (28,875)
  Accumulated (deficit)                                              (6,730,547)
                                                                    -----------
                                                                        (74,349)
                                                                    -----------

                                                                    $   415,737
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       For the three months ended June 30,   For the six months ended June 30,
                                           2003                2002              2003                2002
                                        -----------         -----------       -----------         -----------
REVENUE                                 $    15,324         $        --       $    28,021         $        --
                                        -----------         -----------       -----------         -----------
EXPENSES
  General and administrative                 47,588              77,716            66,408             182,878
  Depreciation and amortization               5,310                 758            10,234               1,516
  Non-cash stock compensation                 4,125             600,526             4,125           1,015,214
                                        -----------         -----------       -----------         -----------
                                             57,023             679,000            80,767           1,199,608
                                        -----------         -----------       -----------         -----------

NET OPERATING (LOSS)                        (41,699)           (679,000)          (52,746)         (1,199,608)
                                        -----------         -----------       -----------         -----------
OTHER INCOME (EXPENSE)
  Loss on disposal of assets                     --              (1,400)               --                (899)
  Interest expense                           (1,250)             (4,559)           (1,250)            (13,659)
                                        -----------         -----------       -----------         -----------
                                             (1,250)             (5,959)           (1,250)            (14,558)
                                        -----------         -----------       -----------         -----------

NET (LOSS)                              $   (42,949)        $  (684,959)      $   (53,996)        $(1,214,166)
                                        ===========         ===========       ===========         ===========
PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                       52,856,900           6,121,108        52,202,204           5,895,828
                                        ===========         ===========       ===========         ===========

NET (LOSS) PER COMMON SHARE             $     (0.00)        $     (0.11)      $     (0.00)        $     (0.21)
                                        ===========         ===========       ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             For the six months ended June 30,
                                                                 2003               2002
                                                               ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities                      $ (37,109)        $ (81,286)
                                                               ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from assets held for sale                                  --            26,727
  Purchase of lease assets                                      (141,490)               --
                                                               ---------         ---------
Net cash provided by (used in) investing activities             (141,490)           26,727
                                                               ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from operating advances, related parties           68,766                --
  Proceeds from note payable                                     100,000                --
  Proceeds from notes payable - related parties                       --            54,570
                                                               ---------         ---------
Net cash provided by financing activities                        168,766            54,570
                                                               ---------         ---------

Net increase (decrease) in cash                                   (9,833)               11
Cash - beginning                                                  53,663                --
                                                               ---------         ---------
Cash - ending                                                  $  43,830         $      11
                                                               =========         =========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2003 the Company incurred a net loss of $53,996 and had a working capital deficit of $446,256.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                                Future Carz, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


NOTE 4. NOTE PAYABLE

On May 1, 2003 the Company entered into a secured promissory note for $100,000 at 12% annum, interest due monthly. The promissory note is secured by certain lease assets and matures on April 30, 2004.

NOTE 5. STOCKHOLDERS' (DEFICIT)

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

On March 28, 2003 the consultant arranged for the transfer of 1,360,000 shares to certain note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8 as it is in effect a capital raising transaction. The Company is not in compliance with Regulation SB, and its ability to register additional shares will be restricted.

As a result of this transaction the Company has recorded a note payable - related party of $136,000 to the consultant for satisfaction of the stock subscriptions on the Company's behalf. As of the date of this filing the Company had not agreed to repayment terms with the consultant.

NOTE 6. CONTINGENCIES

The Company is currently a defendant in a lawsuit against American Automotive Group and other defendants relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the year ended December 31, 2001. The Company is in the process of attempting to settle the litigation and is unable to determine the likelihood or amount of any damages.

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

GENERAL

     Future Carz, Inc. ("Future Carz" or the "Company") was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 13, 1999, under the name Future Carz.com, Inc. Subsequently, on February 5, 2001, we filed an amendment to the articles of incorporation, whereby we changed our name to Future Carz, Inc. We have never been the subjects of any bankruptcy or receivership action.

     In October 2002, we entered into an agreement with The Jack Watters Group to obtain necessary capital to satisfy our debt obligations and to reconfigure our operations to achieve profitability and increase revenue-generating capabilities.

     We were originally founded to capitalize on two significant emerging trends transforming the automobile financing market: a dramatic rise in the number of sub-prime consumers and a marked increase in used car leasing. Sub-prime consumers are individuals with limited credit histories, low incomes, or past credit issues that prevent them from accessing traditional (conforming) financing. This group now accounts for roughly 45% of the credit population nationwide. Through a predecessor company, our previous management identified a unique opportunity for high-yield profits with comparatively low exposure to risk in the sub-prime segment of the automobile financing market. The innovation behind the opportunity was an unconventional approach to leasing rather than selling used vehicles.

     Our current service offering is designed to meet the needs of the growing sub-prime credit sector seeking quality used automobiles. We offer an attractive alternative to buying a used car or leasing a new one. The concept is to provide closed-end leases on used vehicles in a format that is acceptable to the sub-prime consumer, yet reduces risk of default for us.

     Our leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week that covers the vehicle's major components. As of June 30, 2003 only 1 of our lessees have chosen to purchase a warranty. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes an acquisition fee of $500 with an average weekly payment of $60. These payments are due each Friday. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle is repossessed. The leased vehicle title remains in our name during the entire lease period.

     Customers view the opportunity to drive a quality vehicle as a luxury and in many cases; we may be their last resort to obtain reliable transportation. The added benefit of building good credit is an unexpected bonus. For this reason, we command a sense of loyalty with our customers. Many of these individuals will eventually improve their credit rating and look for newer vehicles or upgraded transportation. Through our approach, we can produce strong repeat customer and referral business.

     In November 2002 the management team began building relationships with automotive re-builders in southern California to provide a source of supply for quality late model automobiles. Re-builders were required to build automobiles to the Company's specifications and provide a limited warranty. To date the Company has acquired 32 vehicles from these sources.

     In December 2002 the Company opened a leasing center under the name Accel Auto Carz located at 717 Union Street in San Diego, CA. As of June 30, 2003 this leasing center has leased 13 vehicles. The Company makes credit decisions taking into account the prospective lessee's present job, credit history and future prospects. For the period beginning December 1, 2002 to date the Company has suffered one default on lease payments. The vehicle was recovered and re-leased. Although this period is relatively short in duration and only reflects transactions with a small number of lessees, the Company believes its default rate will be acceptable.

     In April 2003 the Company signed a lease to open a second leasing center in Hammond, Indiana, which is part of the greater Chicago, IL market. This leasing center opened June 30, 2003. The Company has established a network of re-builders similar to those in southern California in the Chicago area. The Hammond leasing center will operate under the name Accel Auto Carz.

     On May 1, 2003 the Company entered into a secured promissory note for $100,000, at 12% annum, interest due monthly. The promissory note is secured by lease assets and matures on April 30, 2004. As of the date of this filing the balance due under this promissory note was $100,000.

REVENUE FROM SERVICES PROVIDED

     The Company's revenue from services provided was $15,234 for the quarter ended June 30, 2003 up from $12,697 for the quarter ended March 31, 2003. Revenue for the six-month period ending June 30, 2003 was $28,021, for the prior six-month period June 30, 2002, revenue from services provided were zero. This increase in revenue is attributable to the Company opening its leasing center in San Diego.

OPERATING EXPENSES

     Operating expenses totaled $57,023, and $679,000, for the quarter ended June 30, 2003 and 2002, respectively. The decrease in expenses is attributable to more efficient use of the Company's resources as well as a decrease in stock compensation of $596,401 for the quarter ending June 30, 2003.

     Operating expenses totaled $80,767 and $1,199,608 for the six-month period ended June 30, 2003 and 2002, respectively. The decrease in expenses is attributable to more efficient use of the Company's resources as well as a decrease in stock compensation of $1,011,089 for the six-month period June 30, 2003.

     In addition, the Company's interest expense was $1,250 for the quarter ended June 30 2003, down from $4,599 in the prior year. Interest expense was $1,250 for the six-month period ending June 30, 2003 as compared to $13,569 for the six-month period ending June 30, 2002. Both decreases were due to a large decrease in interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net decrease of $9,833, in our cash position during the six-month period ended June 30, 2003, as compared to a net increase of $11, during the six-month period ended June 30, 2002. The Company used $37,109 of cash for operating activities for the six months ended June 30, 2003, as compared to $81,286, for the six months ended June 30, 2002. The Company purchased lease vehicles with cash in the amount of $141,490, during the six months ended June 30, 2003. The Company did experience a cash inflow of $26,727, from the proceeds of assets held for sale during the six months ended March 31, 2002.

     The Company obtained net operating advances from related parties in the amount of $68,766 and proceeds from a note payable of $100,000 during the six months ended June 30, 2003.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company has leased an additional 7 vehicles since June 30, 2003, bring the total vehicles leased to 20. The Company anticipates that the cash generated from these leases will be sufficient to cover the operating expenses of the San Diego, CA and Hammond, IN leasing centers as well as the interest on debt obligations. The Company closed on a second secured note with Hoosier State Building and Loan, Ltd. for $100,0000 on August 1, 2003. The proceeds from this loan was used to satisfy operating advances and account payable on vehicles acquired. The Company expects to close on a third secured note with Hoosier State Building and Loan, Ltd. for $100,000 before September 30, 2003. The Company expects to use the proceeds of this note for accounts payable and to acquire additional vehicles. The notes come due April 30,2004 and the Company expects to renew these notes at that time.

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

ITEM 2. CHANGES IN SECURITIES

     On March 28, 2003, we filed a registration statement on Form S-8, whereby we registered an aggregate of 1,500,000 shares of $0.001 par value common stock, issued to Douglas G. Hauser for services to be rendered pursuant to a consulting services agreement entered into in March, 2003. On March 28, 2003 the Mr. Hauser arranged for the transfer of 1,360,000 of these shares to certain former note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. As a result, the shares issued to the note holders are restricted securities and may only be sold in compliance with Rule 144. As a result, the Company has placed stop-transfer instructions on the shares issued to the note holders. The Company is evaluating making an offer to the note holders, which may include the option of either keeping the restricted shares, or returning the shares and receiving the promissory notes they previously held. The Company is exploring alternatives for making the offer to the note holders pursuant to Regulation D.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

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

                                Future Carz, Inc.
                                  (Registrant)

Signature                            Title                          Date
---------                            -----                          ----

/s/ Ethel Merriman            Chief Executive Officer and    September 3, 2003
----------------------        Chief Financial Officer
Ethel Merriman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ Ethel Merriman            President and                September 03, 2003
-----------------------       Director
Ethel Merriman


/s/ M. David Fesko            Director                    September 03, 2003
-----------------------
M. David Fesko