Form 10QSB
period 2003-09-30
FUTURE CARZ INC
filed 2003-11-20
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2003

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

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     7,111
                                                                    -----------

FIXED ASSETS, net                                                           400
                                                                    -----------

LEASE ASSETS
  Net investment in operating lease vehicles                            253,839
  Vehicles held for lease                                               256,630
                                                                    -----------
                                                                        510,469
                                                                    -----------

                                                                    $   517,980
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   169,969
  Operating advances - related parties                                    2,813
  Note payable                                                          275,000
  Note payable - related party                                          136,000
                                                                    -----------
      Total current liabilities                                         583,782
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 52,856,900 shares issued and outstanding                  52,857
  Additional paid-in capital                                          6,632,217
  Deferred compensation                                                 (24,750)
  Accumulated (deficit)                                              (6,726,126)
                                                                    -----------
                                                                        (65,802)
                                                                    -----------

                                                                    $   517,980
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     For the three months ended September 30,   For the nine months ended September 30,
                                     ----------------------------------------   ---------------------------------------
                                             2003               2002                   2003               2002
                                         ------------       ------------           ------------       ------------
REVENUE                                  $     23,688       $         --           $     51,709       $         --
                                         ------------       ------------           ------------       ------------
EXPENSES
  General and administrative                    8,794             22,783                 97,462            205,661
  Depreciation and amortization                 6,167                758                 16,401              2,274
  Non-cash stock compensation                   4,125                 --                  8,250          1,015,214
                                         ------------       ------------           ------------       ------------
                                               19,086             23,541                122,113          1,223,149
                                         ------------       ------------           ------------       ------------

NET OPERATING INCOME (LOSS)                     4,602            (23,541)               (70,404)        (1,223,149)
                                         ------------       ------------           ------------       ------------
OTHER INCOME (EXPENSE)
  (Loss) on disposal of assets                     --                 --                     --               (899)
  Forgiveness of payables / debt                5,569                 --                 27,829                 --
  Interest expense                             (5,750)            (4,319)                (7,000)           (17,978)
                                         ------------       ------------           ------------       ------------
                                                 (181)            (4,319)                20,829            (18,877)
                                         ------------       ------------           ------------       ------------

INCOME TAXES                                       --                 --                     --                 --
                                         ------------       ------------           ------------       ------------

NET INCOME (LOSS)                        $      4,421       $    (27,860)          $    (49,575)      $ (1,242,026)
                                         ============       ============           ============       ============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                         52,856,900          6,962,753             52,422,834          6,316,325
                                         ============       ============           ============       ============

NET INCOME (LOSS) PER COMMON SHARE       $       0.00       $      (0.00)          $      (0.00)      $      (0.20)
                                         ============       ============           ============       ============

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the nine months ended September 30,
                                                         ---------------------------------------
                                                               2003                   2002
                                                            ---------               ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net cash (used in) operating activities                     $ (35,245)              $(109,758)
                                                            ---------               ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from assets held for sale                               --                  26,727
  Purchase of lease assets                                   (286,620)                     --
                                                            ---------               ---------
Net cash provided by (used in) investing activities          (286,620)                 26,727
                                                            ---------               ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from operating advances, related parties           313                      --
  Proceeds from note payable                                  275,000                      --
  Proceeds from notes payable - related parties                    --                  83,031
                                                            ---------               ---------
Net cash provided by financing activities                     275,313                  83,031
                                                            ---------               ---------

Net increase (decrease) in cash                               (46,552)                     --
Cash - beginning                                               53,663                      --
                                                            ---------               ---------
Cash - ending                                               $   7,111               $      --
                                                            =========               =========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company incurred a net loss of $49,575 and had a working capital deficit of $576,671.

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

                                Future Carz, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


On July 1, 2003 the Company entered into a secured promissory note for $100,000 at 12% annum, interest due monthly. The promissory note is secured by certain lease assets and matures on April 30, 2004.

On August 1, 2003 the Company entered into a secured promissory note for $100,000 at 12% annum, interest due monthly. The promissory note is secured by certain lease assets and matures on April 30, 2004. As of September 30, 2003 $275,000 has been drawn on the note.

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

On March 28, 2003 the consultant arranged for the transfer of 1,360,000 shares to certain note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8 as it is in effect a capital raising transaction. The Company is not in compliance with Regulation SB, and its ability to register additional shares will be restricted. The Company could be subject to Commission enforcement proceedings related to these violations.

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

NOTE 7. SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company entered into a fourth secured promissory note for $100,000 at 12% annum interest due monthly. The promissory note is secured by certain lease assets and matures on April 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

     Our leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week that covers the vehicle's major components. As of September 30, 2003 only 4 of our lessees have chosen to purchase a warranty. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes an acquisition fee of $500 with an average weekly payment of $60. These payments are due each Friday. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle is repossessed. The leased vehicle title remains in our name during the entire lease period.

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

     In November 2002 the management team began building relationships with automotive re-builders in southern California to provide a source of supply for quality late model automobiles. Re-builders were required to build automobiles to the Company's specifications and provide a limited warranty. To date the Company has acquired 51 vehicles from these sources.

     In December 2002 the Company opened a leasing center under the name Accel Auto Carz located at 717 Union Street in San Diego, CA. As of September 30, 2003 the San Diego leasing center has leased 23 vehicles. The Company makes credit decisions taking into account the prospective lessee's present job, credit history and future prospects. For the period beginning December 1, 2002 to date the Company has suffered two defaults on lease payments. The vehicles were recovered. One has been re-leased and the other is ready to be leased. The Company is pursuing legal action to collect on the defaulted leases. Although this period is relatively short in duration and only reflects transactions with a small number of lessees, the Company believes its default rate will be acceptable.

     In April 2003 the Company made a verbal lease to open a second leasing center in Hammond, Indiana, which is part of the greater Chicago, IL market. This leasing center opened June 30, 2003. The Company has established a network of re-builders similar to those in southern California in the Chicago area. The Hammond leasing center will operate under the name Accel Auto Carz. As of September 30 the Hammond leasing center has leased 4 of the 8 vehicles in its inventory. The total vehicles leased, as of September 30, 2003 is 27. Since September 30 the Company has leased an additional 3 vehicles bringing the total to 30.

     On May 1, 2003 the Company entered into a secured promissory note for $100,000, at 12% annum, interest due monthly. On August 1, 2003 the Company entered into a second secured promissory note for $100,000. On September 1, 2003 the Company entered into a third secured promissory note for $100,000. Each note is at 12% interest and is due April 30, 2004. The Company is in the process of completing a private placement memorandum offer bonds secured by liens on the Company's vehicle inventory. The Company expects to receive a lower interest rate and more advantageous terms than our current financing. Subsequent September 30, 2003 the Company entered into a fourth secured promissory note for $100,000 at 12% interest due April 30, 2004.

REVENUE FROM SERVICES PROVIDED

     The Company's revenue from services provided was $23,688 for the quarter ended September 30, 2003 up from $15,234 for the quarter ended June 30, 2003. Revenue for the nine-month period ending September 30, 2003 was $51,709, for the prior nine-month period September 30, 2002, revenue from services provided were zero. This increase in revenue is attributable to the Company opening its leasing center in San Diego and in Hammond.

OPERATING EXPENSES

     Operating expenses totaled $19,086, and $23,541, for the quarter ended September 30, 2003 and 2002, respectively. The decrease in expenses is attributable to lower corporate overhead despite the Company resuming leasing operations.

     Operating expenses totaled $122,113 and $1,223,149 for the nine-month period ended September 30, 2003 and 2002, respectively. The decrease in expenses is attributable to more efficient use of the Company's resources as well as a decrease in stock compensation of $1,011,089 for the nine-month period September 30, 2003.

     In addition, the Company's interest expense was $5,750 for the quarter ended September 30 2003, up from $4,319 in the prior year. Interest expense was $7,000 for the nine-month period ending September 30, 2003 as compared to $17,978 for the nine-month period ending September 30, 2002. Both the increase and decrease were due to a restructuring of interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net decrease of $46,452, in our cash position during the nine-month period ended September 30, 2003, as compared to no net change, during the nine-month period ended September 30, 2002. The Company used $35,245 of cash for operating activities for the nine months ended September 30, 2003, as compared to $109,758 for the nine months ended September 30, 2002. The Company purchased lease vehicles with cash in the amount of $286,600, during the nine months ended September 30, 2003. The Company did experience a cash inflow of $26,727, from the proceeds of assets held for sale during the nine months ended September 30, 2002.

     The Company obtained net operating advances from related parties in the amount of $313 and proceeds from notes payable of $275,000 during the nine months ended September 30, 2003.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company has leased an additional 3 vehicles since September 30, 2003; bring the total vehicles leased to 30. The Company anticipates that the cash generated from these leases will be sufficient to cover the operating expenses of the San Diego, CA and Hammond, IN leasing centers as well as the interest on debt obligations. The Company closed on secured notes with Hoosier State Building and Loan, Ltd. for $100,0000 on August 1, 2003, $100,000 on September 1, 2003 and $100,000 on November 1, 2003. The Company has used the proceeds of these notes for accounts payable and to acquire additional vehicles. The notes come due April 30,2004 and the Company expects to renew these notes at that time.

     As of this writing the Company has acquired 61 vehicles, which are pledged as security on notes payable to Hoosier State Building and Loan, Ltd. The San Diego leasing center currently has 53 vehicles in inventory 26 of which are leased. The Hammond leasing center has 8 vehicles of which 4 are leased. The Company does not expect to acquire additional vehicles until the first quarter of 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering; analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

                                Future Carz, Inc.
                                  (Registrant)

Signature                            Title                          Date
---------                            -----                          ----

/s/ Ethel Merriman            Chief Executive Officer and    November 19, 2003
----------------------        Chief Financial Officer
Ethel Merriman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ Ethel Merriman            President and                 November 19, 2003
-----------------------       Director
Ethel Merriman


/s/ M. David Fesko            Director                      November 19, 2003
-----------------------
M. David Fesko