Form 10KSB
period 2003-12-31
FUTURE CARZ INC
filed 2004-04-02
CIK 1103546

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                               Commission File Number:
   December 31, 2003                                             000-30554


                                FUTURE CARZ, INC.
           (Name of Small Business Issuer As Specified In Its Charter)

          Nevada                                                  88-0413029
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                            717 Union Street, Suite K
                              San Diego, CA, 92101
                    (Address of Principal Executive Offices)


                                 (619) 696-3690
                Issuer's telephone number, including area code:


                 8930 E Raintree, Ste. 300, Scottsdale, AZ 85260
                                (Former Address)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:
   Units consisting of one Share of Common Stock and one Warrant to purchase
                          Common Stock (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the most recent fiscal year: $84,073

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $3,081,414 as of December 31, 2003.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report: Common Stock, $0.001 par value 52,856,900 shares outstanding at December 31, 2003:

                   Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business                                           1

Item 2.  Description of Property                                           4

Item 3.  Legal Proceedings                                                 4

Item 4.  Submission of Matters to a Vote of Security Holders               5


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters          5

Item 6.  Management's Discussion and Analysis or Plan of Operations        6

Item 7.  Financial Statements                                              9

Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          9

Item 8A.  Controls and Procedures                                         10


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act       10

Item 10. Executive Compensation                                           11

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                       12

Item 12. Certain Relationships and Related Transactions                   13

Item 13. Exhibits and Reports on Form 8-K                                 14

Item 14. Principal Accountant Fees and Services                           14

                                     PART I

                                ITEM 1. BUSINESS

BUSINESS DEVELOPMENT AND SUMMARY

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

     On October 28, 2002, the Company executed a stock purchase agreement with The Jack Watters Group (the "Group"). In accordance with the Agreement, the Company exchanged an aggregate of 43,290,934 newly issued shares of the Company's shares of common stock. In consideration for the purchased shares, the Group paid to FCRZ an aggregate of $432,909 consisting of cash and assumed accounts payable, and which the Company acknowledged as fair, just and reasonable compensation. The shares exchanged in this transaction were considered restricted securities, as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended (the "Securities Act").

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

     Future Carz dealerships provide consistent quality late model used cars to consumers in the sub-prime credit category. Customers can expect a reliable, reconditioned vehicle for a relatively low acquisition fee and low monthly costs with flexible terms. Importantly, it also offers the opportunity for consumers from all walks of life to re-establish their credit worthiness.

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

     The Future Carz leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week, which covers the vehicle's major components. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes an acquisition fee of $500, a credit check fee of $20 both in cash with an average weekly payment of $60. These payments are due each Friday without fail. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle. The leased vehicle title remains in Future Carz' name during the entire period it is provided to a customer. The lessee is required to maintain liability, comprehensive and collision insurance on the vehicle with no more than a $500 deductible naming the Company as the loss payee.

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

     Future Carz, Inc.'s strategy for growth is based on regional development of locations, culminating in a national dealer network, expected to be realized by 2008. The Company is exploring the viability of Company owned and franchised leasing center dealerships as methods of realizing its national dealer network.

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

Sub-prime Market

Sub-prime is the sector which serves customers with limited credit histories, low incomes, or past credit problems who cannot access traditional financing; including buy here-pay here dealerships that typically provide their own finance contracts. Sub-prime consumers generally have the following attributes; bankruptcy, first time buyer, judgments, tax liens, collections, slow payment history, no payment history, divorce, repossessions, or a new job. Lenders often grade them based on the severity of past credit problems, with categories ranging from "A-" on down to "D" or lower. Financing these individuals is considered to have a higher risk of default and hence usually carries a higher interest rate, and potential for higher returns to the lender than conforming financing.

Used Vehicle Leasing

     Thanks to the efforts of the automobile industry, most consumers now believe that a lease is a meaningful way to obtain a car with a small amount of capital outlay. However, credit guidelines governing leasing are stringent and require either near perfect credit or a sizeable down payment to qualify. Used cars, such as those offered through Future Carz dealerships, comprise a large and growing segment of the automobile market.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

     The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications limit or prescribe terms of the contracts that the Company originates and/or purchases require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws.

     The Company believes that it is currently in substantial compliance with all applicable material federal, state, and local laws and regulations. There can be no assurance, however, that the Company will be able to remain in compliance with such laws, and such failure could result in fines or interruption or cessation of certain of the business activities of the Company and could have a material adverse effect on the operations of the Company. In addition, the adoption of additional statutes and regulations changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.

EMPLOYEES

     The Company currently has no employees and is managed by its officers and directors.

             ITEM 2. DESCRIPTION OF PROPERTY DESCRIPTION OF PROPERTY

     The address of the principal office is: 717 Union Street, Suite K, San Diego, CA 92101. A related party provides approximately 750 square feet to the Company at no charge. The Company rents three parking spaces in the garage of the building as the pick-up location for its leased vehicles. The Company also maintains an office of 400 square feet located at 6508 Indianapolis Blvd., Hammond, IN 46320 used as a leasing center, which is provided to the Company at no charge by a related party.

     Management believes that these locations are currently suitable for the Company's needs for the next 12 months.

                            ITEM 3. LEGAL PROCEEDINGS

     In 2001, the Company and its officers and directors were named as defendants in a lawsuit in the State of Arizona brought by investors and creditors of American Automotive Group relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 for common stock of the Company. The claim is for remediation of $162,000, including attorney's fees. As of January 28, 2004, this litigation was settled and dismissed with prejudice. The Company has executed a $10,000 non-interest bearing note due January 28, 2005 and will issue 650,000 shares of common stock, valued at the closing price of the common stock on January 28, 2004 of $0.01 per share, or $6,500, in settlement of this litigation.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "FCRZ." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

                                                        Common Stock
     PERIOD                                       HIGH               LOW
     ------                                       ----               ---
Calendar Year 2003
First Quarter ended 3/31/03                       $0.06             $0.01
Second Quarter ended 6/30/03                      $0.03             $0.01
Third Quarter ended 9/30/03                       $0.02             $0.01
Fourth Quarter ended 12/31/03                     $0.02             $0.01

Calendar Year 2002
First Quarter ended 3/31/02                       $0.50             $0.08
Second Quarter ended 6/30/02                      $0.35             $0.05
Third Quarter ended 9/30/02                       $0.10             $0.04
Fourth Quarter ended 12/31/02                     $0.13             $0.04

     During the year ended December 31, 2000, 421,333 warrants to purchase common stock of the Company were issued, and still outstanding as of December 31, 2003. Each option contains 1 share of restricted common stock is currently exercisable at $1.50 per share. There is no fixed redemption price and no expiration date.

     There are approximately 48,506,675 shares of restricted common Stock of the Company. These restricted shares, when they are more than two years old, could be sold under Rule 144 under the Securities Act of 1933, as amended.

     There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

HOLDERS

     As of December 31, 2003, the Company had approximately 177 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has no equity compensation plans previously approved by security holders or any such plans not previously approved by security holders:

RECENT SALES OF UNREGISTERED SECURITIES

     On March 28, 2003, the Company issued 1,500,000 shares of common stock to a consultant pursuant to a Form S-8 Registration Statement for consulting services. This consultant arranged for the transfer of 1,360,000 shares to certain note holders of the Company in satisfaction of the Company's stock subscriptions. The issuance of these registered common shares to the consultant and subsequent transfer to the former note holders was not permissible under Form S-8. Should the Company not be in compliance with Regulations SB and SX, its ability to register additional shares may be restricted.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was organized in July 13, 1999, as a developmental stage company in the used automobile leasing industry with a principal business objective to offer financial alternatives to qualified individuals who do not meet traditional financing terms. The result is a new type of leasing organization capable of building highly profitable brand-name stores in a largely untapped market within the used automobile industry. The Company immediately moved to acquire the assets of two companies already operating in the business. On February 23, 2001, the company completed the acquisition of certain assets of Auto Central Discount, Inc. of San Diego, CA and in July 2001, the Company completed the acquisition of certain assets of American Automotive Group, Inc. Through these acquisitions, the Company had operations in San Diego, California, and Glendale, Mesa, Phoenix, and Scottsdale, Arizona. Although the business model is profitable over time, the Company found it to be very capital intensive in the beginning stages.

     In October, 2002, the Company entered into a stock purchase agreement with the Jack Watters Group to obtain necessary capital to satisfy its debt obligations and to reconfigure its operations to achieve profitability and increase revenue generating capabilities. In this agreement, the Jack Watters Group acquired 43,290,934 shares of the Company's common stock in exchange for net cash proceeds of $422,909.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE FROM SERVICES PROVIDED

The Company's revenue from services provided was $84,073, for the year ended December 31, 2003. For the prior year ended December 31, 2002, revenue from services provided was $5,300. The sharp increase in revenue is attributable to the Company temporarily closing its auto leasing business in 2002 as a result of a lack of operating capital needed to provide its services in a capital-intensive industry, as well as management's decision to remove the Company from the auto leasing business during the first quarter of 2002. Following the Jack Watters Group transaction in October 2002, the Company reestablished its auto leasing business.

OPERATING EXPENSES

     Operating expenses totaled to $166,910 and $1,282,793 for the years ended December 31, 2003 and 2002, respectively. The decrease in expenses is attributable to the tighter fiscal controls implemented by the new management and the curtailing of non-cash stock compensation. Generally, all of the Company's expenses in 2003 were reduced significantly in comparison with the prior year with the exception of depreciation. Non-cash stock compensation for the years ended December 31, 2003 and 2002 was $12,375 and $1,050,968, respectively. This decrease was due primarily to the consulting agreements entered into during the year 2002 as management sought new, potentially more profitable, business models for the Company to pursue.

     The Company incurred net other income of $4,032 for the year ended December 31, 2003, and net other expense of $30,611 in the prior year. The Company's other expenses were significantly lower during 2003 due to forgiveness of accounts payable.

NET LOSS

     The Company incurred a net loss of $78,805 for the year ended December 31, 2003. This represents a decrease of $1,238,299 over the net loss for the prior year 2002 of $1,308.104. The decrease in the Company's net loss compared to the prior year is primarily attributable to the resumption of leasing activity and the severe cost cutting program implemented.

RECENT PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 did not have a material effect on the financial statements.

     In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net decrease of $52,658 in our cash position during the year ended December 31, 2003, as compared to a net increase of $53,663 during the year ended December 31, 2002. The Company used $38,788 of cash for operating activities for the year ended December 31, 2003, as compared to $188,382, for the year ended December 31, 2002. The Company purchased lease vehicles with cash in the amount of $519,530, during the year ended December 31, 2003, which contributed to net cash used of $413,870 for 2003. Additionally, the Company used $140,340 in cash to purchase lease vehicles in 2002. The Company obtained net financing in the amount of $400,000 from Hoosier State Building and

Loan, Ltd on a note payable due April 30, 2004. Consequently, the Company experienced a net cash inflow of $400,000 from financing activities, for the year ended December 31, 2003. In the prior year, the Company obtained $455,318, from financing activities, attributable mainly to the issuances of common stock.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     The Company's financial resources during the year 2003 were insufficient to support the Company's operating infrastructure. For the year 2004, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments in vehicles, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 12 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there may be a going concern issue.

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

                          ITEM 7. FINANCIAL STATEMENTS

The following documents form part of the report on the Financial Statements:

                                                                        PAGE
Independent Auditors' Report                                             F-1
Consolidated Balance Sheet                                               F-2
Consolidated Statements of Operations                                    F-3
Consolidated Statement of Stockholders' (Deficit)                        F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                               F-6

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None - Not Applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the company's directors and executive officers are as follows:

          Name                   Age                           Position
          ----                   ---                           --------
    M. David Fesko               56                    Chairman of the Board
    Ethel Merriman               49                    President and Director

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

     The Company currently does not have an audit committee. The board of directors is performing the functions of the audit committee until an audit committee is established.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     During 2003, the following directors, officers, and shareholders owning more than 10% of any class of equity securities of the company failed to report on a timely basis, as required by section 16 (a) of the Exchange Act, the number of reports as follows:

                                                 Form 3       Form 4     Form 5
                                                 ------       ------     ------
     Reporting Person                               (No. of Transactions)
     M. David Fesko, Director, Chairman            1             4         1
     Ethel Merriman, Director, President           1            --         1
     Jack Watters, Director (1)                    1            --         1
     Ramajax Corporation                           1            --         1

----------
(1)  Resigned position as director on May 31, 2003

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

CODE OF ETHICS

In January 2004, the Company adopted a Code of Ethics. The Company does not currently have a website. Therefore, the Company will provide a copy, free of charge, to those writing to the corporate office located at 717 Union Street, Suite K, San Diego, CA, 92101.

                         ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers has been drawing salaries since they were appointed to their positions.

                           Summary Compensation Table

     For the calendar year 2003
     Name &                               Ethel Merriman         M. David Fesko
     principle position                     President              Treasurer
     ------------------                     ---------              ---------
     Annual Salary ($)                          0                       0
     Bonus ($)                                  0                       0
     Other Annual Compensation ($)              0                       0

     Long Term
     Restricted stock awards ($)                0                       0
     Securities underlying options              0                       0
     LTIP Payouts                               0                       0
     All other compensation                     0                       0

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

     We currently do not have existing or proposed option/SAR grants

     ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of December 31, 2003 certain information regarding the beneficial ownership of our common stock by:

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

                     Name and Address                  Amount and Nature of
Title of Class      of Beneficial Owner                    % of Class
--------------      -------------------             ------------------------
Common Stock      Jack Watters Group (1)            43,290,934           82%
                  M. David Fesko (2)                20,070,000           38%
                  Ramajax Corporation (3)           12,000,000           23%
                  Jack Watters (4)                  11,290,934           21%
                  Ethel Merriman                       120,000            0%

Officers and Directors, as a Group                  43,480,934

----------
(1) Shares held by the Jack Watters Group. The Jack Watters Group holds shares for the benefit of the M. David Fesko Trust UWO Jack Fesko, the M. David Fesko Exempt Trust UTO Helen Fesko, the Ramajax Corporation and Jack Watters Realty LLC.
(2) Includes 10,000,000 shares held by the Jack Watters Group for the benefit of the M. David Fesko Trust UWO Jack Fesko, and 10,000,000 shares held by the Jack Watters Group for the benefit of the M. David Fesko Exempt Trust UTO Helen Fesko, plus 70,000 shares in the name of M. David Fesko's IRA
(3) Includes 12,000,000 shares held by the Jack Watters Group for the benefit of the Ramajax Corporation. Jack Watters beneficially owns the shares of Ramajax Corporation.
(4) Includes 11,290,934 shares owned by the Jack Watters Group for the benefit of Jack Watters Realty, LLC. Jack Watters beneficially owns the shares of Jack Watters Realty LLC.


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

(a) Exhibit Index

Exhibit Number                    Name and/or Identification of Exhibit
--------------                    -------------------------------------
     3         Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company filed July 13, 1999.
               Incorporated  by  reference  to the  exhibits  to  the  Company's
               General Form For  Registration  Of Securities  Of Small  Business
               Issuers on Form 10-SB, previously filed with the Commission.
               (b) By-Laws of the Company adopted July 16, 1999. Incorporated by reference  to the  exhibits  to the  Company's  General  Form For
               Registration  Of  Securities  Of Small  Business  Issuers on Form
               10-SB, previously filed with the Commission.
    14         Code of Ethics
    31         Section 302 Certification
    32         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

(b) Reports on Form 8-K

     During the fourth quarter of the year ended December 31, 2003, the Company filed no reports on Form 8-K.

                ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2003, were approved by the board of directors.

Audit Fees

     The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $19,195 and $29,260, respectively, net of expenses.

Audit-Related Fees

     There were $9,107 in fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $1,000 and $2,000, respectively.

All Other Fees

     There were no fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

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

                                FUTURE CARZ, INC.
                                  (Registrant)

     Signature                       Title                             Date
     ---------                       -----                             ----


/s/ M. David Fesko          Chief Executive Officer, Treasurer,    April 2, 2004
-------------------------   Director and Chief Financial Officer
    M. David Fesko

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                             Date
     ---------                       -----                             ----


/s/ M. David Fesko          Chief Executive Officer,               April 2, 2004
-------------------------   Treasurer, Director, and
    M. David Fesko          Chief Financial Officer


/s/ Ethel Merriman          President and                          April 2, 2004
-------------------------   Director
    Ethel Merriman

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Future Carz, Inc.

We have audited the accompanying consolidated balance sheet of Future Carz, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Future Carz, Inc. as of December 31, 2003, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 26, 2004

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                               December 31, 2003

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     1,005
  Accounts receivable                                                     5,010
                                                                    -----------
      Total current assets                                                6,015
                                                                    -----------

LEASE ASSETS
  Net investment in operating lease vehicles                            347,438
  Vehicles held for lease                                               281,300
                                                                    -----------
                                                                        628,738
                                                                    -----------

                                                                    $   634,753
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   174,160
  Accrued interest                                                        4,000
  Operating advances, related party                                       2,500
  Notes payable                                                         400,000
                                                                    -----------
      Total current liabilities                                         580,660
                                                                    -----------

NOTES PAYABLE, RELATED PARTY - NONCURRENT,  NET
 OF UNAMORTIZED DISCOUNT                                                120,000
                                                                    -----------

CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 52,856,900 shares issued and outstanding                  52,857
  Additional paid-in capital                                          6,657,217
  Deferred compensation                                                 (20,625)
  Accumulated (deficit)                                              (6,755,356)
                                                                    -----------
                                                                        (65,907)
                                                                    -----------

                                                                    $   634,753
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations


                                                For the years ended December 31,
                                                  2003                 2002
                                              ------------         ------------

REVENUE                                       $     84,073         $      5,300
                                              ------------         ------------

EXPENSES
  Non-cash stock compensation                       12,375            1,050,968
  General and administrative                       128,752              229,500
  Depreciation and amortization                     25,783                2,325
                                              ------------         ------------
                                                   166,910            1,282,793
                                              ------------         ------------

NET OPERATING (LOSS)                               (82,837)          (1,277,493)

OTHER INCOME (EXPENSE)
  (Loss) on disposal of assets                          --               (8,662)
  Interest expense                                 (26,917)             (21,949)
  Forgiveness of  accounts payable                  30,949                   --
                                              ------------         ------------
                                                     4,032              (30,611)
                                              ------------         ------------

NET (LOSS)                                    $    (78,805)        $ (1,308,104)
                                              ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                              52,503,475           14,265,994
                                              ============         ============

NET (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED                            $      (0.00)        $      (0.09)
                                              ============         ============

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                                December 31, 2003

                                                             Common Stock         Additional
                                                         --------------------      Paid-in         Stock
                                                         Shares        Amount      Capital     Subscriptions
                                                         ------        ------      -------     -------------
Balance, December 31, 2001                              5,543,032     $ 5,543     $5,727,146     $      --

  Amortization of deferred compensation                        --          --             --            --
  Shares issued in exchange for debt                    2,362,438       2,363        426,012            --
  Stock subscriptions issued for debt                          --          --         18,100       136,000
  Shares issued for cash, net of offering costs        43,290,934      43,291        379,618            --
  Shares issued in exchange for services                  160,496         160         17,493            --
  Capital contributions from shareholders                      --          --         32,348            --
  Net (loss)                                                   --          --             --            --
                                                       ----------     -------     ----------     ---------
Balance, December 31, 2002                             51,356,900      51,357      6,600,717       136,000

  Conversion of stock subscription to note payable             --          --         25,000      (136,000)
  Shares issued in exchange for services                1,500,000       1,500         31,500            --
  Amortization of deferred compensation                        --          --             --            --
  Net( loss)                                                   --          --             --            --
                                                       ----------     -------     ----------     ---------

Balance, December 31, 2003                             52,856,900     $52,857     $6,657,217     $      --
                                                       ==========     =======     ==========     =========

                                                                                           Total
                                                         Deferred     Accumulated       Stockholders'
                                                       Compensation     (Deficit)        (Deficit)
                                                       ------------     ---------        ---------
Balance, December 31, 2001                              $(996,144)     $(5,368,447)     $  (631,902)

  Amortization of deferred compensation                   996,144               --          996,144
  Shares issued in exchange for debt                           --               --          428,375
  Stock subscriptions issued for debt                          --               --          154,100
  Shares issued for cash, net of offering costs                --               --          422,909
  Shares issued in exchange for services                       --               --           17,653
  Capital contributions from shareholders                      --               --           32,348
  Net (loss)                                                   --       (1,308,104)      (1,308,104)
                                                        ---------      -----------      -----------
Balance, December 31, 2002                                     --       (6,676,551)         111,523

  Conversion of stock subscription to note payable             --               --         (111,000)
  Shares issued in exchange for services                  (33,000)              --               --
  Amortization of deferred compensation                    12,375               --           12,375
  Net( loss)                                                   --          (78,805)         (78,805)
                                                        ---------      -----------      -----------

Balance, December 31, 2003                              $ (20,625)     $(6,755,356)     $   (65,907)
                                                        =========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows

                                                                     For the years ended December 31,
                                                                         2003                2002
                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                         $   (78,805)        $(1,308,104)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
    Non-cash stock compensation                                           12,375           1,050,968
    Depreciation and amortization                                         25,783               2,325
    (Loss) on disposal of assets                                              --               8,662
    Forgiveness of accounts payable                                       30,949                  --
    Amortization of discount on notes payable, related party               9,000
  Changes in:
    Prepaid expenses                                                         177                (177)
    Accounts receivable                                                   (5,010)              7,541
    Note receivable                                                           --               1,000
    Bank overdraft                                                            --                (814)
    Accounts payable and accrued expenses                                (37,257)             62,337
    Operating advances,  related party                                        --             (34,069)
    Accrued interest                                                       4,000                 144
    Accrued interest - related parties                                        --              21,805
                                                                     -----------         -----------
Net cash (used in) operating activities                                  (38,788)           (188,382)
                                                                     -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from assets held for sale                                       6,000              26,727
  Purchase of lease vehicles                                            (519,530)           (140,340)
  Increase (decrease) in vehicle deposits                                 99,660             (99,660)
                                                                     -----------         -----------
Net cash (used in) investing activities                                 (413,870)           (213,273)
                                                                     -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from operating advances - related parties                          --              85,069
  Payments on operating advances - related parties                            --             (51,660)
  Proceeds from note payable - related parties                                --               2,475
  Payments on notes payable - related parties                                 --              (3,475)
  Issuance of common stock, net of offering costs                             --             422,909
  Proceeds from notes payable                                            400,000                  --
                                                                     -----------         -----------
Net cash provided by investing activities                                400,000             455,318
                                                                     -----------         -----------

Net increase (decrease) in cash                                          (52,658)             53,663
Cash - beginning of year                                                  53,663                  --

                                                                     -----------         -----------
Cash - end of year                                                   $     1,005         $    53,663
                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid                                                      $    13,900         $        --
                                                                     ===========         ===========
  Income taxes paid                                                  $        --         $        --
                                                                     ===========         ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES
    Common stock issued in exchange for debt                         $        --         $   428,375
                                                                     ===========         ===========
  Advance from shareholder converted to capital                      $        --         $    20,707
                                                                     ===========         ===========
  Conversion of accounts payable into note payable                   $        --         $   110,624
                                                                     ===========         ===========
  Common stock issued for deferred compensation                      $    33,000         $        --
                                                                     ===========         ===========
  Issuance of note payable in exchange for stock subscription        $   136,000         $        --
                                                                     ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was organized on July 13, 1999 under the laws of the State of Nevada as Future Carz.com, Inc. On February 5, 2001 the name of the corporation was changed to Future Carz, Inc. The Company's principal business objective is to operate leasing centers that provide quality late model used cars to consumers in the sub-prime credit category. As of December 31, 2003 the Company operates two leasing centers, one is located in San Diego, California and the other is in Hammond, Indiana, a suburb of Chicago, Illinois.

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  accounts  and
transactions have been eliminated.

RECLASSIFICATION

Certain amounts from prior year's financial statements have been reclassified to conform to the current year presentation.

ACCOUNTS RECEIVABLE

The Company's business is leasing vehicles to sub-prime customers. Due to the nature of the Company's business, the Company does not record accounts receivable for lease payments due unless the collection of the receivable is reasonably assured. An allowance for doubtful accounts is recorded when an amount recorded is determined to be uncollectible. There is no allowance for doubtful accounts recorded as of December 31, 2003. Included in accounts receivable are $2,400 from related parties for vehicle leases (see Note 3.)

REVENUE RECOGNITION

Rental revenue for leases classified as operating leases is recognized on a straight-line basis as earned during the rental contract period.

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EQUIPMENT AND LEASE VEHICLES

Vehicles purchased by the Company are recorded at cost. Once the vehicle is leased, it is depreciated over its estimated service life using the straight-line method. The range of service lives estimated by management for automobiles is 60 to 72 months. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life of a vehicle are capitalized.

Office equipment is stated at cost and is being depreciated using the straight-line method over the estimated economic life of 5 years. The office equipment is fully depreciated as of December 31, 2003.

Depreciation expense for the years ended December 31, 2003 and 2002 was $25,783 and $2,325, respectively.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses were $9,235 and $20,257 for the years ended December 31, 2003 and 2002, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses, operating advances, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The book value of long-term debt has been discounted in order for long term-debt to approximate fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of equipment and automobiles to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2003, management believes that there is no asset impairment on long-lived assets.

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

CONCENTRATIONS

The Company's target market is consumers who are classified as sub-prime due to meeting certain specified credit risk factors. Financing such individuals is considered to have a higher risk of default. The Company mitigates customer credit risk through credit approvals, credit limits, and monitoring procedures.

The Company's operations are subject to ongoing regulation, supervision, and licensing under federal, state, and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contract

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


that the Company originates, require specified disclosure to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers.

RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 did not have a material effect on the financial statements.

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

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $6,755,356, has a working capital deficit of $574,645, a stockholders' deficit of $65,907 and is reliant on raising capital to initiate its business plan.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective November 1, 2002 and is under new management. The Company is pursuing financing for its operations and working towards increasing their fleet of vehicles available for lease.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. LEASE VEHICLES

As of December 31, 2003, the Company has operating leases on 33 vehicles, three of which are leased to related parties who are shareholders and/or officers and directors. Following is a summary of automobile inventory, at cost:

     Vehicles on lease                                           $ 372,571
     Vehicles held for lease                                       281,300
                                                                 ---------
                                                                   653,871
     Less accumulated depreciation                                 (25,133)
                                                                 ---------

       Vehicle inventory                                         $ 628,738
                                                                 =========

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


The vehicles on lease with related parties have a cost of $68,990 and related accumulated depreciation of $9,699 for a net amount of $59,291.

NOTE 4. NOTES PAYABLE

On March 28, 2003, amounts due under a subscription for common stock as of December 31, 2002, in the amount of $136,000 were transferred to a note payable to a shareholder. The face amount of the note payable is $136,000 and the note bears no interest. Therefore, the Company recorded a discount of $25,000, representing interest at 10% per annum. Interest expense of $9,000 was recognized for the year ended December 31, 2003. The note is due on March 28, 2005.

The Company has a line of credit with a bank in the amount of $400,000, secured by liens on the vehicles and the vehicle leases. Interest is payable monthly at the rate of 1% per month. Principal and any unpaid interest are due April 30, 2004.

NOTE 5. STOCKHOLDERS' (DEFICIT)

COMMON STOCK

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


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

On March 28, 2003 the Company issued 1,500,000 shares of common stock at a price of $0.022 per share, for a total of $33,000, which approximates the fair market value of the shares, in exchange for services to be performed over a two year period ending March 28, 2005.

STOCK WARRANTS

During the year ended December 31, 2000, 421,333 warrants to purchase common stock of the Company were issued, and still outstanding as of December 31, 2003. Each warrant contains 1 share of restricted common stock is currently exercisable at $1.50 per share. There is no fixed redemption price and no expiration date.

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

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                    2003
                                                                 ---------
     Deferred tax assets (liabilities)
       Net operating loss carry forward                          $ 561,073

     Less valuation allowance                                     (561,073)
                                                                 ---------

                     Net deferred tax asset                      $      --
                                                                 =========

The net operating loss carryforward will expire through 2023. Also, the Company may be limited in their use of the net operating loss due to a change in control experienced on November 1, 2002.

The deferred tax asset has been fully reserved as of December 31, 2002. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2003 was $19,000.

NOTE 7. CONTINGENCIES

In 2001, the Company and its officers and directors were named as defendants in a lawsuit in the State of Arizona brought by investors and creditors of American Automotive Group relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 for common stock of the Company. The claim is for remediation of $162,000, including attorney's fees. As of January 28, 2004 this litigation was settled and dismissed with prejudice. The Company has executed a $10,000 non-interest bearing note due January 28, 2005 and will issue 650,000 shares of common stock, valued at the closing price of the common stock on January 28, 2004 of $0.01 per share, or $6,500, in settlement of this litigation.

NOTE 8.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, certain vehicles were leased to shareholders and/or officers and directors of the Company. As of December 31, 2003 and 2002, amounts included in accounts receivable from these parties relative to the vehicle leases were $2,400 and $-0-, respectively. The vehicles' aggregate cost was $68,990 as of December 31, 2003 and 2002. Income received on the leases totaled $17,900 for the year ended December 31, 2003 and $5,300 for the year ended December 31, 2002.