Form 10QSB
period 2004-03-31
FUTURE CARZ INC
filed 2004-05-17
CIK 1103546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2004

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

                                FUTURE CARZ, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

          Item 1. Unaudited Financial Statements                              3

                  Balance Sheet                                               4

                  Statements of Operations                                    5

                  Statements of Cash Flows                                    6

                  Notes to Financial Statements                               7

          Item 2. Management's Discussion and Plan of Operation               9

          Item 3. Controls and Procedures                                    11

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings                                          12

          Item 2. Changes in Securities                                      12

          Item 3. Default Upon Senior Securities                             12

          Item 4. Submission of Matters to a Vote of Security Holders        12

          Item 5. Other Information                                          12

          Item 6. Exhibits                                                   12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 2, 2004.

                                Future Carz, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $       346
   Accounts receivable                                                    3,068
                                                                    -----------
     Total current assets                                                 3,414
                                                                    -----------
LEASE ASSETS
   Net investment in operating lease vehicles                           434,863
   Vehicles held for lease                                              183,000
                                                                    -----------
                                                                        617,863
                                                                    -----------

                                                                    $   621,277
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   175,180
   Operating advances - related parties                                   2,500
   Notes payable                                                         16,000
   Loans payable                                                        400,000
                                                                    -----------
     Total current liabilities                                          593,680
                                                                    -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             --
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 52,856,900 shares issued and
   outstanding                                                           52,857
   Additional paid-in capital                                         6,641,216
   Stock subscription                                                     9,750
   Deferred compensation                                                (16,500)
   Accumulated (deficit)                                             (6,659,726)
                                                                    -----------
                                                                         27,597
                                                                    -----------

                                                                    $   621,277
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                            For the three months ended March 31,
                                                2004                   2003
                                            ------------           ------------

REVENUE                                     $     29,024           $     12,697
                                            ------------           ------------
EXPENSES
   General and administrative                     16,497                 18,820
   Depreciation and amortization                  10,874                  4,924
   Non-cash stock compensation                     4,125                     --
                                            ------------           ------------
                                                  31,496                 23,744
                                            ------------           ------------

NET OPERATING (LOSS)                              (2,472)               (11,047)
                                            ------------           ------------
OTHER INCOME (EXPENSE)
   Sale of license                               130,000                     --
   Legal settlement                              (19,750)                    --
   Interest expense                              (12,148)                    --
                                            ------------           ------------
                                                  98,102                     --
                                            ------------           ------------

NET INCOME (LOSS)                           $     95,630           $    (11,047)
                                            ============           ============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED                            52,856,900             52,540,233
                                            ============           ============

NET INCOME (LOSS) PER COMMON SHARE          $       0.00           $      (0.00)
                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                            For the three months ended March 31,
                                                 2004                    2003
                                               --------                --------
Cash flow from operating activities
   Net cash provided by (used in) operating
    expenses                                   $    659                $ (8,330)
                                               --------                --------

Cash flow from investing activities
  Purchase of lease vehicles                         --                 (31,890)
                                               --------                --------
   Net cash (used in) investing activities           --                 (31,890)
                                               --------                --------
Cash flow from financing activities
   Net cash provided by financing activities         --                      --
                                               --------                --------

Net (decrease) in cash                             (659)                (40,220)

Cash - beginning                                  1,005                  53,663
                                               --------                --------
Cash - ending                                  $    346                $ 13,443
                                               ========                ========

   The accompanying notes are an integral part of these financial statements.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended December 31, 2003.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2004 the Company incurred a net operating loss of $2,472 and has a working capital deficit of $590,266.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                                Future Carz, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

NOTE 4.  LITIGATION SETTLEMENT

On January 28, 2004 the Company agreed to issue 650,000 shares of common stock in settlement of litigation. The shares were subscribed at their fair market value of $0.015 on that date, for a total of $9,750. In connection with this settlement, the Company also recorded a note payable of $10,000. This note is non-interest bearing and is due on January 28, 2005.

NOTE 5.  NOTE PAYABLE, RELATED PARTY

On March 28, 2003, amounts due under a subscription for common stock as of December 31, 2002, in the amount of $136,000 were transferred to a note payable to a shareholder. The face amount of the note payable was $136,000 and the note bore no interest. Therefore, the Company recorded a discount of $25,000, representing interest at 10% per annum against additional paid in capital. Interest expense of $9,000 was recognized for the year ended December 31, 2003. The resulting note payable and imputed interest balance was $120,000 at December 31, 2003.

On March 31, 2004 the Company sold certain developmental licensing rights in Maricopa County to Western Ventures, Inc., an Arizona corporation for $130,000 in exchange for all but $6,000 of the remaining note balance, after discount and imputed interest. The Company reduced notes payable, related party by $114,000, recognized other income in the amount of $130,000 and reversed the remaining $16,000 discount against additional paid in capital.

NOTE 6.  SUBSEQUENT EVENT

On April 30, 2004, the Company defaulted on a payment of principal in the amount of $400,000 and interest in the amount of $4,000 on a note due Hoosier State Building and Loan, Ltd. The promissory note is secured by lease assets and matured on April 30, 2004. As of the date of this filing the Company is in discussions with the note holder to renew the note.

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

    Our leasing system incorporates both new and used cars. Lessees have an option to take out a warranty for $10 a week that covers the vehicle's major components. As of March 31, 2004, 15 lessees have chosen to purchase a warranty. The lease requires the lessee to return the vehicle to an approved service location for a checkup every three months. The general lease offering includes an acquisition fee of $500 in cash with an average weekly payment of $60. These payments are due each Friday. If the lessee fails to make the payment on Friday, the lessee will receive a phone call on Saturday. If no response occurs prior to Monday, a collection agency is contacted and takes a more aggressive approach to receive payment or, as a last resort, the vehicle is repossessed. The leased vehicle title remains in our name during the entire lease period.

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

    In November 2002 the present management team began building relationships with automotive rebuilders in southern California to provide a source of supply for quality late model automobiles. Rebuilders were required to build automobiles to the Company's specifications and provide a limited warranty. To date the Company has acquired over 50 vehicles from these sources.

    In December 2002 the Company opened a leasing center under the name Accel Auto Carz located at 717 Union Street in San Diego, CA. In June of 2003, the Company opened a leasing center in Hammond, IN under the name Accel Auto Carz. As of March 31, 2004, the Company has leased 36 vehicles. The Company makes credit decisions taking into account the prospective lessee's present job, credit history and future prospects. For the period beginning December 1, 2002 to date, the Company has suffered three defaults on lease payments. In all three defaults the vehicles were repossessed. Two of the three vehicles have been released with the third in inventory ready to be released.

     In May 2003, the Company finalized arrangements with Hoosier State Building and Loan, Ltd. for a business line of credit. Under the terms of four promissory notes, Hoosier extended a line of credit of $400,000 backed by liens on the Company's leased vehicles and leases. The Company used these funds to acquire additional inventory for its San Diego and Hammond leasing centers. As of April 30, 2004, the Company has defaulted in the payment of $400,000 in principal and $4,000 in interest on these notes. The Company is in negotiations to renew these notes.

Revenue from services provided

    The Company's revenue from services provided was $29,024 for the quarter ended March 31, 2004. For the prior quarter ended March 31, 2003, revenue from services provided was $12,697. This increase in revenue is attributable to the Company's continuing leasing activity in San Diego, CA and Hammond, IN.

Operating expenses

    Operating expenses totaled $31,496 and $23,744 for the quarters ended March 31, 2004 and 2003, respectively. The increase in expenses is attributable to increased leasing activity.

    In addition, the Company's interest expense was $12,148 for the quarter ended March 31, 2004, up from zero in the prior year, due to notes payable entered into to acquire vehicles for lease.

Net Income

     The Company generated net income in the amount of $95,630 for the quarter ended March 31, 2004. The net income was a result of a one-time sale of developmental licensing rights resulting in $130,000 of other income. This net income represents an increase of $84,583 over the net loss for the prior quarter 2003 of $11,047.

Liquidity and Capital Resources

    The Company experienced a net decrease of $659 in our cash position during the quarter ended March 31, 2004, as compared to a net decrease of $40,220 during the quarter ended March 31, 2003. The Company used cash in operating activities of $659 for the quarter ended March 31, 2004, as compared to using $8,330 of cash for the quarter ended March 31, 2003. The Company retired $114,000 of notes payable as a result of the sale of developmental licensing rights in a noncash transaction, during the quarter ending March 31, 2004. The Company purchased lease vehicles with cash in the amount of $31,890, during the quarter ended March 31, 2004.

    The Company obtained no new financing during the quarter ended March 31, 2004.

Cash needs for the next twelve months

    The Company has defaulted on a note payable to Hoosier State Building and Loan, Ltd. in the principal amount of $400,000 which was due April 30, 2004. Unless the Company is able to renew this note on favorable terms the Company will be forced to surrender its vehicles held for lease, and its leased vehicles including the leases to satisfy this debt. Based on current information on hand and the Company's latest expectation for its operations for the next 12 months, the Company may face an issue of whether its available cash resources from operations and capital will allow it to continue as a going concern.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In 2001, the Company and its officers and directors were named as defendants in a lawsuit in the State of Arizona brought by investors and creditors of American Automotive Group relating to allegations of securities fraud by certain shareholders of American Automotive Group. The Company was named in the lawsuit due to its asset purchase of American Automotive Group's auto lease assets during the 2001 for common stock of the Company. The claim is for remediation of $162,000, including attorney's fees. As of January 28, 2004, this litigation was settled and dismissed with prejudice. The Company executed a $10,000 non-interest bearing note due January 28, 2005 and will issue 650,000 shares of common stock, valued at the closing price of the common stock on January 28, 2004 of $0.015 per share, or $9,750, in settlement of this litigation.

ITEM 2. CHANGES IN SECURITIES

    On January 28, 2004, the Company recorded a stock subscription in the amount of 650,000 shares of $0.001 par value common stock as settlement of litigation. These shares will be issued upon receipt by the Company of direction of to whom these shares will be issued and in what amounts.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company has defaulted in the payment of principal in the amount of $400,000 on a loan due to Hoosier State Building and Loan, Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                               Description
                               -----------

Exhibit 31     Section 302 Certification

Exhibit 32     Certification  Pursuant to 18 U.S.C.  Section  1350,  As Adopted,
               Section 906 of the Sarbanes-Oxley Act of 2002

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

                                Future Carz, Inc.
                                  (Registrant)

      Signature                           Title                         Date
      ---------                           -----                         ----


/s/ M. David Fesko              Chief Executive Officer and         May 14, 2004
---------------------------     Chief Financial Officer
M. David Fesko